Form 10-Q
period 1995-03-31
NTS PROPERTIES VI/MD
filed 1995-05-12
CIK 765232

UNITED STATES

                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D. C. 20549

                                              FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1995

                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number                   0-14695

              NTS-PROPERTIES VI, a Maryland Limited Partnership
           (Exact name of registrant as specified in its charter)

          Maryland                                    61-1066060
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
    Louisville, Kentucky                                 40223
(Address of principal executive                       (Zip Code)
offices)

Registrant's telephone number,
including area code                                 (502) 426-4800

                              Not Applicable
           Former name, former address and former fiscal year,
                       if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES  X         NO

                                  TABLE OF CONTENTS


                                                                      Pages
                                        PART I

Item 1.      Financial Statements

             Balance Sheets and Statement of Partners' Equity
               as of March 31, 1995 and December 31, 1994                 3

             Statements of Operations
               For the three months ended March 31, 1995 and 1994         4

             Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994         5

             Notes To Financial Statements                              6-7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8-13


                                   PART II

1.       Legal Proceedings                                               14
2.       Changes in Securities                                           14
3.       Defaults upon Senior Securities                                 14
4.       Submission of Matters to a Vote of Security Holders             14
5.       Other Information                                               14
6.       Exhibits and Reports on Form 8-K                                14

Signatures                                                               15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         NTS-PROPERTIES VI,
                                   A Maryland Limited Partnership

                          BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                                               As of               As of
                                          March 31, 1995    December 31, 1994*

ASSETS
  Cash and equivalents                     $  2,339,691         $  1,848,208
  Accounts receivable                           158,898              381,455
  Land, buildings and amenities, net         43,410,302           43,872,072
  Assets held for development, net            1,775,276            1,784,457
  Other assets                                  389,776              381,692
                                            ------------         ------------
                                           $ 48,073,943         $ 48,267,884
                                            ============         ============
LIABILITIES AND PARTNERS' EQUITY

  Mortgages payable                        $ 27,827,315         $ 27,883,025
  Accounts payable                              324,100              265,153
  Distributions payable                         239,571              239,571
  Security deposits                             264,073              282,517
  Other liabilities                             212,076               23,009
                                           -------------         ------------
                                             28,867,135           28,693,275

  Partners' equity                           19,206,808           19,574,609
                                            ------------         ------------
                                           $ 48,073,943         $ 48,267,884
                                            ============         ============

                                Limited          General
                               Partners          Partner              Total

PARTNERS' EQUITY
  Capital contributions,
   net of offering costs
   (47,435 units)           $ 40,518,631       $        100       $ 40,518,731
  Net income (loss) - prior
   years                     (12,208,707)           (74,930)       (12,283,637)
  Net loss - current year       (126,947)            (1,282)          (128,229)
  Cash distributions
   declared to date           (8,643,381)           (87,307)        (8,730,688)
  Repurchase of limited
   partnership units            (169,369)             --              (169,369)
                             ------------       ------------       ------------
  Balances at March 31,
   1995                     $ 19,370,227       $   (163,419)      $ 19,206,808
                             ===========        ============       ============

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 31, 1995.

                                         NTS-PROPERTIES VI,
                                  A Maryland Limited Partnership

                                      STATEMENTS OF OPERATIONS
                                                 Three Months Ended
                                                     March 31,

                                              1995               1994

Revenues:
  Rental income                           $ 2,124,326        $ 2,063,703
  Interest and other income                    23,696             44,970
                                           -----------        -----------
                                            2,148,022          2,108,673


Expenses:
  Operating expenses                          534,450            483,445
  Operating expenses - affiliated             270,288            271,021
  Amortization of capitalized leasing
   costs                                          865             12,461
  Interest expense                            593,194            587,987
  Management fees                             106,384            104,635
  Repairs and maintenance fees                    561               --
  Real estate taxes                           187,787            176,189
  Professional and administrative
   expenses                                    37,264             34,386
  Professional and administrative
   expenses - affiliated                       47,950             48,460
  Depreciation and amortization               497,508            519,244
                                           -----------        -----------
                                            2,276,251          2,237,828
                                           -----------        -----------
Net loss                                  $  (128,229)       $  (129,155)
                                           ===========        ===========
Net loss allocated to the limited
 partners                                 $  (126,947)       $  (127,863)
                                           ===========        ===========
Net loss per limited partnership unit     $     (2.68)       $     (2.70)
                                           ===========        ===========
Weighted average number of units               47,435             47,435
                                           ===========         ==========

                                         NTS-PROPERTIES VI,
                                   A Maryland Limited Partnership

                                      STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                      March 31,

                                                1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $  (128,229)    $  (129,155)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Amortization of capitalized leasing
   costs                                           865          12,461
  Depreciation and amortization                497,508         519,244
  Changes in assets and liabilities:
   Accounts receivable                         222,557          24,162
   Other assets                                (31,095)        (17,906)
   Accounts payable                             58,947           2,910
   Security deposits                           (18,444)         (1,968)
   Other liabilities                           189,061         176,461
                                            -----------       ---------
  Net cash provided by operating
   activities                                  791,170         586,209
                                            -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to land, buildings
 and amenities                                 (4,406)          (3,419)
                                            ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 payable                                      (55,710)         (53,105)
Cash distributions                           (239,571)        (179,678)
                                            ----------       ----------
  Net cash used in financing
   activities                                (295,281)        (232,783)
                                            ----------       ----------
  Net increase in cash and
   equivalents                                491,483          350,007

CASH AND EQUIVALENTS, beginning
 of period                                  1,848,208        1,740,486
                                            ----------       ----------
CASH AND EQUIVALENTS, end of period       $ 2,339,691      $ 2,090,493
                                           ===========      ===========
Interest paid on a cash basis             $   593,583      $   588,350
                                           ===========      ===========

                                         NTS-PROPERTIES VI,
                                   A Maryland Limited Partnership

                                    NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1995 and 1994.

1.     Mortgages Payable

       Mortgages payable consist of the following:

                                                 March 31,         December 31,
                                                   1995                1994

       Mortgage payable with an insurance
       company bearing interest at 8.375%,
       due October 5, 2002, secured by
       certain land, buildings and amenities    $ 4,089,838        $ 4,102,291

       Mortgage payable with an insurance
       company bearing interest at 8.375%,
       due October 5, 2002, secured by
       certain land, buildings and amenities        973,771            976,736

       Mortgage payable with an insurance
       company bearing interest at 8.625%,
       due August 1, 1997, secured by
       certain land, buildings and amenities      9,200,000          9,200,000

       Mortgage payable with an insurance
       company bearing interest at 9.20%,
       due November 1, 1997, secured by
       certain land, buildings and amenities       8,704,054         8,727,008

       Mortgage payable with an insurance
       company bearing interest at 7.25%,
       due January 5, 2003, secured by
       certain land, buildings and amenities       2,915,791         2,926,194

       Mortgage payable with an insurance
       company bearing interest at 7.25%,
       due January 5, 2003, secured by
       certain land, buildings and amenities       1,943,861         1,950,796
                                                  -----------       -----------
                                                 $27,827,315       $27,883,025
                                                  ===========       ===========
2.     Related Party Transactions

       Pursuant to the partnership agreement, property management fees of $106,384 and $104,635 for the three months ended March 31, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of gross revenues of the commercial property. Also permitted by the partnership agreement, NTS Development

2.     Related Party Transactions

       Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements and major repair and renovation projects. The Partnership has incurred $561 and $201 for the three months ended March 31, 1995 and 1994, respectively, as a repair and maintenance fee. The Partnership has expensed $561 as a repair and maintenance fee during the three months ended March 31, 1995 and has capitalized $201 as part of land, buildings and amenities during the three months ended March 31, 1994. The Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities:

                                                   1995               1994

               Administrative                  $  61,922           $  62,539
               Property manager                  198,908             208,856
               Leasing agents                     54,580              44,613
               Other                               2,828               4,459
                                                ---------           ---------
                                               $ 318,238           $ 320,467
                                                =========           =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of March 31 were as follows:

                                                      1995              1994

Wholly-Owned Properties

Sabal Park Apartments                                  89%               95%

Park Place Apartments Phase I                          92%               91%

Willow Lake Apartments                                 88%               81%

Properties Owned in Joint Venture
with NTS-Properties IV (ownership
% at March 31, 1995)

Golf Brook Apartments (96%)                            94%               94%

Plainview Point III Office Center (95%)                48%               89%

Rental and other income generated by the Partnership's properties for the three months ended March 31, 1995 and 1994 was as follows:

                                                      1995             1994

Wholly-Owned Properties

Sabal Park Apartments                               $409,761         $407,016

Park Place Apartments Phase I                       $416,692         $402,037

Willow Lake Apartments                              $540,148         $495,174

Properties Owned in Joint Venture
with NTS-Properties IV (ownership
% at March 31, 1995)

Golf Brook Apartments (96%)                         $656,862         $630,753

Plainview Point III Office Center (95%)             $109,862         $165,937

Sabal Park Apartments' occupancy decreased from 95% at March 31, 1994 to 89% at March 31, 1995. Average occupancy for the three month period ended March 31 decreased from 94% in 1994 to 90% in 1995. Rental and other income at Sabal Park Apartments increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of increased rental rates.

Park Place Apartments Phase I had a 1% increase in occupancy from March 31, 1994 to March 31, 1995. Average occupancy for the three month period ended March 31 increased from 92% in 1994 to 93% in 1995. Rental and other income at Park Place Apartments Phase I increased for the three months ended March

31, 1995 as compared to the same period in 1994 as a result of the increase in average occupancy, increased rental rates, and increased non-refundable pet fees collected. The increase in rental and other income is partially offset by decreased income from fully furnished units.

Willow Lake Apartments' occupancy increased from 81% at March 31, 1994 to 88% at March 31, 1995. Average occupancy for the three month period ended March 31 increased from 81% in 1994 to 89% in 1995. Rental and other income increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the increase in average occupancy, decreased rent concessions and increased rental rates. The increase is partially offset by a $23,000 settlement (recorded as other income) received during the first quarter of 1994. This settlement was received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. The reimbursement was for certain repair expenses the Partnership incurred from 1987 to 1991. The repair costs were expensed at the time they were incurred due to the length of time it has taken to negotiate the settlement.

Golf Brook Apartments' occupancy was 94% at March 31, 1995 and 1994. Average occupancy for the three month period ended March 31 increased from 93% in 1994 to 94% in 1995. Rental and other income at Golf Brook Apartments increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of increased rental rates and the increase in average occupancy.

The 41% decrease in occupancy at Plainview Point III Office Center from March 31, 1994 to March 31, 1995 can be attributed to two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move-out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. The tenant move-outs are partially offset by a new lease of approximately 2,500 square feet. The Partnership is actively seeking new tenants to occupy the vacant space. At this time, it is unknown the extent and cost of any tenant improvements which will be required to attract new tenants. Average occupancy for the three month period ended March 31 decreased from 89%
(1994) to 54% (1995). Rental and other income decreased at Plainview Point III Office Center for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of the decrease in occupancy.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing. Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing.

Interest and other income decreased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 as a result of a settlement received in the first quarter of 1994. See above (Willow Lake Apartments) for a discussion regarding this settlement. Interest and other income also includes interest income from short-term investments made by the

Partnership with excess cash. The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due to increased income earned as a result of increased cash available for investment.

Operating expenses increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of increased landscaping costs at Sabal Park, Golf Brook and Park Place Apartments Phase I. Also contributing to the increase in operating expenses are increased repair, replacement and maintenance costs at the Partnership's residential properties. These costs include increased interior painting, pool and roof repairs at Sabal Park and Golf Brook Apartments, increased plumbing repairs at Sabal Park Apartments and increased carpet, vinyl and wallcovering replacement expenses at Park Place Apartments Phase I, Sabal Park and Willow Lake Apartments. The increases in operating expenses are partially offset by decreased utility costs at all the Partnership's properties, decreased wood replacement costs at Golf Brook Apartments, decreased general building costs at Plainview Point Phase III Office Center, Golf Brook and Willow Lake Apartments.

Operating expenses - affiliated have remained fairly constant for the three months ended March 31, 1995 as compared to the same period in 1994.

Amortization of capitalized leasing costs decreased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of a portion of the costs capitalized during start-up having become fully amortized.

The increase in interest expense for the three months ended March 31, 1995 as compared to the same period in 1994 is the result of an interest rate change effective December 1, 1994. The interest rate on the Willow Lake Apartments permanent financing ($8,704,054 mortgage payable) increased from 8.75% to 9.2%. See Note 1 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Repair and maintenance fees are calculated as a percentage (5.9%) of major renovation and repair costs. The 1995 repair and maintenance fees are associated with the wood replacement costs at Sabal Park Apartments. This fee was paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership.

The increase in real estate taxes for the three months ended March 31, 1995 as compared to the same period in 1994 is a result of increased property assessments for Golf Brook and Sabal Park Apartments and increased tax rates for Park Place Apartments Phase I and Willow Lake Apartments. Property assessments and tax rate information for the current year is received subsequent to March 31. The 1994 expense was adjusted when the current information became available. The assessment for Plainview Point Phase III Office Center has remained constant.

Professional and administrative expenses increased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 as a result of increased outside accounting fees.

Professional and administrative expenses - affiliated have remained fairly constant for the three months ended March 31, 1995 as compared to the same period in 1994.

Depreciation and amortization decreased for the three months ended March 31, 1995 as compared to the same period in 1994 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated and as a result of a portion of the original tenant improvements at Plainview Point III Office Center becoming fully depreciated since March 31, 1994.

Liquidity and Capital Resources

Cash provided by operations was $791,170 and $586,209 for the three months ended March 31, 1995 and 1994, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $239,571 for the three months ended March 31, 1995 and a 1.5% (annualized) cash distribution of $179,678 for the three months ended March 31, 1994. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

As of March 31, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $4,089,838 and $973,771. Both mortgages are due October 5, 2002, bear interest at a fixed rate of 8.375% for the first 60 months and are secured by the land, buildings and amenities of Park Place Apartments Phase I. At the end of the 56th month from the date of the notes (notes dated September 8, 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the remaining principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of March 31, 1995, the Partnership also had a mortgage payable to an insurance company in the amount of $9,200,000. The mortgage bears interest at a fixed rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of March 31, 1995, the Partnership had a mortgage payable to an insurance company in the amount of $8,704,054. The mortgage payable is due November 1, 1997, bears interest at a fixed rate of 9.2% and is secured by the land, buildings and amenities of Willow Lake Apartments. Current monthly principal payments are based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

As of March 31, 1995, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,915,791 and $1,943,861. Both mortgages are due January 5, 2003, bear interest at a fixed rate of 7.25% for the first 60 months and are secured by the land, buildings and amenities of Sabal Park Apartments. At the end of the 56th month from the date of the notes (notes dated December 31, 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the remaining principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. The capital improvements are funded by cash flow from operations. Cash flows used in financing activities are for cash distributions and principal payments on mortgages payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for an increase in interest payments resulting from an interest rate change associated with the $8,704,054 mortgage payable (discussed on page 11). Effective December 1, 1994, the interest rate increased from 8.75% to 9.2%.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the decreases in occupancy which have taken place at Plainview Point III Office Center during the first quarter of 1995. See the discussion on page 9 regarding the tenant move-outs. The demand on future liquidity is also anticipated to increase as a result of approximately 4,700 square feet in leases expiring at Plainview Point III Office Center from April 1, 1995 to March 31, 1996. The Partnership is actively seeking new tenants to occupy the space. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or to obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. As of March 31, 1995, no commitments had been made in connection with these capital improvements.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1995 and 1994. These distributions were funded by cash flow derived from operating activities.

                                Net Loss          Cash             Return of
                               Allocated      Distributions         Capital

            Limited Partners:
                    1995      $(126,947)         $ 237,175         $ 237,175
                    1994       (127,863)           177,881           177,881

            General Partner:
                    1995     $   (1,282)         $   2,396         $   2,396
                    1994         (1,292)             1,797             1,797

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with

NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents. The leasing and renewal negotiations for the Partnership's commercial property are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial property. All advertising for the commercial property is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. Leases at the office center also provide for rent increases which are based upon increases in the consumer price index. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,775,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land.

PART II.  OTHER INFORMATION

1.      Legal Proceedings

        None

2.      Changes in Securities

        None

3.      Defaults upon Senior Securities

        None

4.      Submission of Matters to a Vote of Security Holders

        None

5.      Other Information

        None

6.      Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27. Financial Data Schedule

        (b)  Reports on Form 8-K

             There were no Form 8-K reports filed during the quarter ended March 31, 1995.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Resitrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NTS-PROPERTIES VI, a Maryland Limited
                                      Partnership
                                                  (Registrant)


                                     By:NTS-Properties Associates VI
                                        By: NTS Capital Corporation,
                                            General Partner

                                           /s/ John W. Hampton
                                               John W. Hampton
                                               Senior Vice President


Date:    May 11, 1995