Form 10-Q
period 1995-06-30
NTS PROPERTIES VI/MD
filed 1995-08-10
CIK 765232

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995

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

                                                  YES  X         NO

                            TABLE OF CONTENTS


                                                                    Pages

                                 PART I

Item 1. Financial Statements

        Balance Sheets and Statement of Partners' Equity
          as of June 30, 1995 and December 31, 1994                     3

        Statements of Operations
          For the three months and six months ended
          June 30, 1995 and 1994                                        4

        Statements of Cash Flows
          For the three months and six months ended
          June 30, 1995 and 1994                                        5

        Notes To Financial Statements                                 6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          8-13


                                 PART II

1.  Legal Proceedings                                                  14
2.  Changes in Securities                                              14
3.  Defaults upon Senior Securities                                    14
4.  Submission of Matters to a Vote of Security Holders                14
5.  Other Information                                                  14
6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                             15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           NTS-PROPERTIES VI,
                     A Maryland Limited Partnership

            BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                                              As of            As of
                                          June 30, 1995   December 31, 1994*

ASSETS
  Cash and equivalents                    $  1,361,819     $  1,848,208
  Investment securities                      1,112,490            --
  Accounts receivable                          146,145          381,455
  Land, buildings and amenities, net        42,982,263       43,872,072
  Assets held for development, net           1,766,096        1,784,457
  Other assets                                 349,106          381,692
                                           ------------     ------------
                                          $ 47,717,919     $ 48,267,884
                                           ============     ============

LIABILITIES AND PARTNERS' EQUITY
  Mortgages payable                       $ 27,770,431     $ 27,883,025
  Accounts payable                             305,482          265,153
  Distributions payable                        239,571          239,571
  Security deposits                            255,647          282,517
  Other liabilities                            279,371           23,009
                                           ------------     ------------
                                            28,850,502       28,693,275

  Partners' equity                          18,867,417       19,574,609
                                           ------------     ------------

                                          $ 47,717,919     $ 48,267,884
                                           ============     ============

                                Limited      General
                               Partners      Partner        Total

PARTNERS' EQUITY
  Capital contributions,
   net of offering costs
   (47,435 units)           $ 40,518,631   $        100  $ 40,518,731
  Net income (loss) -
   prior years               (12,208,707)       (74,930)  (12,283,637)
  Net loss - current year       (225,769)        (2,281)     (228,050)
  Cash distributions
   declared to date           (8,880,555)       (89,703)   (8,970,258)
  Repurchase of limited
   partnership units            (169,369)         --         (169,369)
                             ------------   ------------  ------------
  Balances at June 30,
   1995                     $ 19,034,231   $   (166,814) $ 18,867,417
                             ============   ============  ============

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 31, 1995.

                                    NTS-PROPERTIES VI,
                              A Maryland Limited Partnership

                                 STATEMENTS OF OPERATIONS

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,

                                1995         1994         1995         1994

Revenues:
  Rental income             $ 2,169,004  $ 2,196,939  $ 4,293,331  $ 4,260,640
  Interest and other income      32,567       25,030       56,262       70,000
                             -----------  -----------  -----------  -----------
                              2,201,571    2,221,969    4,349,593    4,330,640

Expenses:
  Operating expenses            578,602      634,633    1,113,049    1,118,076
  Operating expenses -
   affiliated                   270,368      262,882      540,656      533,902
  Amortization of
   capitalized leasing
   costs                            226        8,386        1,091       20,847
  Interest expense              592,095      586,864    1,185,289    1,174,853
  Management fees               109,653      109,864      216,039      214,498
  Repair and maintenance fee      --           --             561        --
  Real estate taxes             183,396      184,104      371,182      360,293
  Professional and
   administrative expenses       33,703       38,957       70,968       73,343
  Professional and
   administrative expenses
   - affiliated                  48,192       48,136       96,142       96,596
  Depreciation and
   amortization                 485,159      515,233      982,666    1,034,479
                             -----------  -----------  -----------  -----------
                              2,301,394    2,389,059    4,577,643    4,626,887
                             -----------  -----------  -----------  -----------

Net loss                    $   (99,823) $  (167,090) $  (228,050) $  (296,247)
                             ===========  ===========  ===========  ===========
Net loss allocated to
 the limited partners       $   (98,825) $  (165,419) $  (225,769) $  (293,285)
                             ===========  ===========  ===========  ===========
Net loss per limited
 partnership unit           $     (2.08) $     (3.49) $     (4.76) $     (6.18)
                             ===========  ===========  ===========  ===========
Weighted average number
 of units                        47,435       47,435       47,435       47,435
                             ===========  ===========  ===========  ===========

                                    NTS-PROPERTIES VI,
                              A Maryland Limited Partnership

                                 STATEMENTS OF CASH FLOWS

                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,

                                1995         1994           1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                    $   (99,823) $  (167,090) $  (228,050) $  (296,247)
Adjustments to reconcile
 net loss to net cash
 provided by operating
 activities:
  Accrued interest on
   investment securities        (11,789)       --         (11,789)       --
  Amortization of
   capitalized
   leasing costs                    226        8,386        1,091       20,847
  Depreciation and
   amortization                 485,159      515,233      982,666    1,034,479
  Changes in assets
   and liabilities:
    Accounts receivable           4,155      (34,762)     235,310      (10,600)
    Other assets                 18,289        6,382      (12,807)     (11,524)
    Accounts payable            (14,452)      22,929       40,329       25,839
    Security deposits            (3,994)       9,036      (26,870)       7,068
    Other liabilities            67,301       65,241      256,362      241,702
                             -----------  -----------  -----------  -----------
  Net cash provided by
   operating activities         445,072      425,355    1,236,242    1,011,564
                             -----------  -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land,
 buildings and amenities        (25,788)        (311)     (30,194)      (3,730)
Purchases of investment
 securities                  (1,100,701)       --      (1,100,701)       --
                             -----------  -----------  -----------  -----------
  Net cash used in
   investing activities      (1,126,489)        (311)  (1,130,895)      (3,730)
                             -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on
 mortgages payable              (56,884)     (54,200)    (112,594)    (107,305)
Cash distributions             (239,571)    (179,678)    (479,142)    (359,356)
                             -----------  -----------  -----------  -----------
  Net cash used in
   financing activities        (296,455)    (233,878)    (591,736)    (466,661)
                             -----------  -----------  -----------  -----------
  Net (decrease) increase
   in cash and equivalents     (977,872)     191,166     (486,389)     541,173

CASH AND EQUIVALENTS,
 beginning of period          2,339,691    2,090,493    1,848,208    1,740,486
                             -----------  -----------  -----------  -----------

CASH AND EQUIVALENTS,
 end of period              $ 1,361,819  $ 2,281,659  $ 1,361,819  $ 2,281,659
                             ===========  ===========  ===========  ===========

Interest paid on a
 cash basis                 $   592,491  $   587,234  $ 1,186,074  $ 1,175,586
                             ===========  ===========  ===========  ===========

                            NTS-PROPERTIES VI,
                     A Maryland Limited Partnership

                      NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1995 and 1994.

1. Investment Securities

   Investment securities represent investments in Certificates of Deposit or debt securities issued by the U.S. Treasury with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. The following provides details regarding the investments held at June 30, 1995:

                               Amortized     Maturity       Value At
          Type                   Cost          Date         Maturity

   U.S. Treasury Bill         $  202,519     08/17/95      $  204,000
   U.S. Treasury Bill            303,373     09/14/95         307,000
   U.S. Treasury Bill            404,774     10/19/95         412,000
   U.S. Treasury Bill            201,824     11/16/95         206,000
                               ---------                    ---------
                              $1,112,490                   $1,129,000
                               =========                    =========

2. Mortgages Payable

   Mortgages payable consist of the following:

                                               June 30,     December 31,
                                                1995           1994

   Mortgage payable with an insurance
   company bearing interest at 8.375%,
   due October 5, 2002, secured by
   certain land, buildings and amenities    $ 4,077,122     $ 4,102,291

   Mortgage payable with an insurance
   company bearing interest at 8.375%,
   due October 5, 2002, secured by
   certain land, buildings and amenities        970,743         976,736

   Mortgage payable with an insurance
   company bearing interest at 8.625%,
   due August 1, 1997, secured by
   certain land, buildings and amenities      9,200,000       9,200,000

   Mortgage payable with an insurance
   company bearing interest at 9.20%,
   due November 1, 1997, secured by
   certain land, buildings and amenities      8,680,568       8,727,008


                          (Continued next page)

                                              June 30,      December 31,
                                                1995            1994

   Mortgage payable with an insurance
   company bearing interest at 7.25%,
   due January 5, 2003, secured by
   certain land, buildings and amenities    $ 2,905,199     $ 2,926,194

   Mortgage payable with an insurance
   company bearing interest at 7.25%,
   due January 5, 2003, secured by
   certain land, buildings and amenities      1,936,799       1,950,796
                                             -----------     -----------
                                            $27,770,431     $27,883,025
                                             ===========     ===========

3. Related Party Transactions

   Pursuant to the partnership agreement, property management fees of $216,039 and $214,498 for the six months ended June 30, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of gross revenues of the commercial property. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements and major repair and renovation projects. The Partnership has incurred $1,098 and $201 for the six months ended June 30, 1995 and 1994, respectively, as a repair and maintenance fee. The Partnership has expensed $561 as a repair and maintenance fee during the six months ended June 30, 1995 and has capitalized $537 and $201 as part of land, buildings and amenities during the six months ended June 30, 1995 and 1994, respectively. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities:

                                           1995            1994

               Administrative           $ 124,087       $ 124,508
               Property manager           408,241         404,455
               Leasing agents             101,408          95,026
               Other                        3,062           9,010
                                         --------        --------
                                        $ 636,798       $ 632,999
                                         ========        ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                1995          1994

Wholly-Owned Properties

Sabal Park Apartments                            92%           93%

Park Place Apartments Phase I                    94%           96%

Willow Lake Apartments                           91%           85%

Properties Owned in Joint Venture
with NTS-Properties IV (ownership
% at June 30, 1995)

Golf Brook Apartments (96%)                      93%           95%

Plainview Point III Office Center (95%)          48%           93%

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1995 and 1994 was as follows:

                              Three Months Ended      Six Months Ended
                                   June 30,               June 30,

                                1995       1994        1995       1994

Wholly-Owned Properties

Sabal Park Apartments        $  406,706 $  408,023  $  816,467 $  815,039

Park Place Apartments
Phase I                      $  435,090 $  420,997  $  851,782 $  823,034

Willow Lake Apartments       $  571,445 $  529,915  $1,111,593 $1,025,089

Properties Owned in Joint
Venture with NTS-Properties
IV (ownership % at June
30, 1995)

Golf Brook Apartments        $  671,368 $  687,298  $1,328,230 $1,318,050
(96%)

Plainview Point III Office   $   93,694 $  163,157  $  203,557 $  329,094
Center (95%)

Sabal Park Apartments' occupancy decreased from 93% at June 30, 1994 to 92% at June 30, 1995. Average occupancy for the six month period ended June 30 decreased from 93% in 1994 to 91% in 1995. Average occupancy for the three month period ended June 30 remained constant at 92% during 1995 and 1994. Rental and other income at Sabal Park Apartments remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

Park Place Apartments Phase I's occupancy decreased from 96% at June 30, 1994 to 94% at June 30, 1995. Average occupancy for the six month period ended June 30 increased from 93% in 1994 to 94% in 1995. Average occupancy for the three month period ended June 30 remained constant at 94%. Rental and other income at Park Place Apartments Phase I increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of increased rental rates. These increases were partially offset by decreased fees collected upon early lease terminations. Rental and other income at Park Place Apartments Phase I for the six month period increased also as a result of the increase in average occupancy.

Willow Lake Apartments' occupancy increased from 85% at June 30, 1994 to 91% at June 30, 1995. Average occupancy for the six month period ended June 30 increased from 83% in 1994 to 90% in 1995. Average occupancy for the three month period increased from 86% in 1994 to 91% in 1995. Rental and other income increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the increases in average occupancy, decreased rent concessions and increased rental rates. The increases in rental and other income for both periods are partially offset by decreased income from the rental of fully furnished units and decreased fees collected upon early lease termination. The increase in rental and other income for the six month period is also partially offset by a $23,000 settlement (recorded as other income) received during the first quarter of 1994. This settlement was received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. The reimbursement was for certain repair expenses the Partnership incurred from 1987 to 1991. The repair costs were expensed at the time they were incurred due to the length of time it has taken to negotiate the settlement.

Golf Brook Apartments' occupancy decreased from 95% at June 30, 1994 to 93% at June 30, 1995. Average occupancy for the six month period ended June 30 decreased from 95% in 1994 to 94% in 1995. Average occupancy for the three month period decreased from 96% in 1994 to 94% in 1995. Rental and other income increased for the six months ended June 30, 1995 as compared to the same period in 1994 as a result of increased rental rates. Rental and other income at Golf Brook Apartments decreased for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 as a result of the decrease in average occupancy.

The 45% decrease in occupancy at Plainview Point III Office Center from June 30, 1994 to June 30, 1995 can be attributed to two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move-out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. There were no new leases during the 12 month period ended June 30, 1995.
The Partnership is actively seeking new tenants to occupy the vacant space. At this time, it is unknown the extent and cost of any tenant improvements which will be required to attract new tenants. Average occupancy for the six month period ended June 30 decreased from 91% (1994) to 51% (1995).

Average occupancy for the three month period decreased from 93% (1994) to 48% (1995). Rental and other income decreased at Plainview Point III Office Center for the three months and six months ended June 30, 1995 as compared to the same period in 1994 as a result of the decrease in occupancy.

Subsequent to June 30, 1995, a new 63-month lease for approximately 10,300 square feet was signed at Plainview Point III Office Center. The tenant is expected to take occupancy during the third quarter. With this new lease, the building's occupancy will increase to 64%.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing. Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing.

Interest and other income decreased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 as a result of a settlement received in the first quarter of 1994. See page 9 (Willow Lake Apartments) for a discussion regarding this settlement. Interest and other income also includes interest income from investments made by the Partnership with excess cash. The decrease in interest and other income for the six months ended June 30, 1995 as compared to the same period in 1994 is partially offset by increased interest income earned as a result of increased cash available for investment. Interest income increased for the six month period as a result of increased cash being available for investment.

Operating expenses overall remained fairly constant for the six months ended June 30, 1995 as compared to the same period in 1994. Operating expenses decreased for the three month period ended June 30, 1995 as compared to the 1994 three month period as a result of decreased exterior painting costs at Golf Brook Apartments, decreased maintenance and utility costs at Park Place Apartments Phase I and Plainview Point III Office Center, and decreased landscape costs at Park Place Apartments Phase I and Golf Brook Apartments. These decreases in operating expenses for the three month period are partially offset by increased maintenance and landscape costs at Sabal Park Apartments and Willow Lake Apartments.

Operating expenses - affiliated remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

Amortization of capitalized leasing costs decreased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of a portion of the costs capitalized during start-up having become fully amortized.

The increase in interest expense for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is the result of an interest rate change (in accordance with the mortgage agreement) effective December 1, 1994. The interest rate on the Willow Lake Apartments permanent financing ($8,680,568 mortgage payable) increased from 8.75% to 9.2%. See
Note 2 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Repair and maintenance fees are calculated as a percentage (5.9%) of major renovation and repair costs. The 1995 repair and maintenance fees are associated with the wood replacement costs at Sabal Park Apartments. This fee was paid to NTS Development Company, an affiliate of the general partner, pursuant to an agreement with the Partnership.

The increase in real estate taxes for the six months ended June 30, 1995 as compared to the same period in 1994 is a result of increased property assessments for Golf Brook and Sabal Park Apartments and increased tax rates for Park Place Apartments Phase I. The assessment for Plainview Point Phase III Office Center has remained constant. Current year real estate taxes are based on the prior year's actual expense until current year rates and assessments are received at which time any necessary adjustments are made. As of June 30, 1995, no current year information was available with the exception of Willow Lake Apartments. Real estate taxes at Willow Lake Apartments have remained constant. The change in real estate taxes for the three month period was not significant.

Professional and administrative expenses and professional and administrative expenses - affiliated have remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

Depreciation and amortization decreased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated and as a result of a portion of the original tenant improvements at Plainview Point III Office Center becoming fully depreciated since June 30, 1994.

Liquidity and Capital Resources

Cash provided by operations was $1,236,242 and $1,011,564 for the six months ended June 30, 1995 and 1994, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $479,142 for the six months ended June 30, 1995 and a 1.75% (annualized) cash distribution of $419,222 for the six months ended June 30, 1994. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

As of June 30, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $4,077,122 and $970,743. Both mortgages are due October 5, 2002, currently bear interest at a fixed rate of 8.375% and are secured by the land, buildings and amenities of Park Place Apartments Phase I. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of June 30, 1995, the Partnership also had a mortgage payable to an insurance company in the amount of $9,200,000. The mortgage bears interest at a fixed rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of June 30, 1995, the Partnership had a mortgage payable to an insurance company in the amount of $8,680,568. The mortgage payable is due November 1, 1997, bears interest at a fixed rate of 9.2% and is secured by the land, buildings and amenities of Willow Lake Apartments. Current monthly principal payments are based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

As of June 30, 1995, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,905,199 and $1,936,799. Both mortgages are due January 5, 2003, currently bear interest at a fixed rate of 7.25% and are secured by the land, buildings and amenities of Sabal Park Apartments. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. The capital improvements are funded by cash flow from operations. Cash flows used in investing activities are also for purchases of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or debt securities issued by the U.S. Treasury with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows used in financing activities are for cash distributions and principal payments on mortgages payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for an increase in interest payments resulting from an interest rate change associated with the $8,680,568 mortgage payable (as discussed above). Effective December 1, 1994, the interest rate increased from 8.75% to 9.2%.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the decreases in occupancy which took place at Plainview Point III Office Center during the first quarter of 1995. See the discussion on page 9 regarding the tenant move-outs. The demand on future liquidity is also anticipated to increase as a result of approximately 2,516 square feet in leases expiring at Plainview Point III Office Center from July 1, 1995 to June 30, 1996. The Partnership is actively seeking new tenants to occupy the vacated space. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or to obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. As of June 30, 1995, no commitments had been made in connection with these capital improvements.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1995 and 1994. These distributions were funded by cash flow derived from operating activities.

                                       Net Loss       Cash          Return of
                                       Allocated   Distributions     Capital

              Limited Partners:
                    1995               $(225,769)    $ 474,351      $ 474,351
                    1994                (293,285)      415,030        415,030

              General Partner:
                    1995              $   (2,281)    $   4,791      $   4,791
                    1994                  (2,962)        4,192          4,192

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,766,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land.

PART II.  OTHER INFORMATION

1.  Legal Proceedings

    None

2.  Changes in Securities

    None

3.  Defaults upon Senior Securities

    None

4.  Submission of Matters to a Vote of Security Holders

    None

5.  Other Information

    None

6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27. Financial Data Schedule

    (b)  Reports on Form 8-K

         There were no Form 8-K reports filed during the three months ended June 30, 1995.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NTS-PROPERTIES VI, a Maryland Limited
                                        Partnership
                                                     (Registrant)

                                        By: NTS-Properties Associates VI
                                            By: NTS Capital Corporation,
                                                General Partner


                                                /s/ John W. Hampton
                                                John W. Hampton
                                                Senior Vice President


Date:    August 9, 1995