Form 10-Q
period 1995-09-30
NTS PROPERTIES VI/MD
filed 1995-11-13
CIK 765232

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995

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

                                                   YES  X         NO

                            TABLE OF CONTENTS


                                                                    Pages

                                 PART I

Item 1. Financial Statements

        Balance Sheets and Statement of Partners' Equity
          as of September 30, 1995 and December 31, 1994                3

        Statements of Operations
          For the three months and nine months ended
          September 30, 1995 and 1994                                   4

        Statements of Cash Flows
          For the three months and nine months ended
          September 30, 1995 and 1994                                   5

        Notes To Financial Statements                                 6-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          9-14


                                 PART II

1.  Legal Proceedings                                                  15
2.  Changes in Securities                                              15
3.  Defaults upon Senior Securities                                    15
4.  Submission of Matters to a Vote of Security Holders                15
5.  Other Information                                                  15
6.  Exhibits and Reports on Form 8-K                                   15

Signatures                                                             16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              NTS-PROPERTIES VI,
                        A Maryland Limited Partnership

               BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                                            As of                As of
                                      September 30, 1995   December 31, 1994*
ASSETS
  Cash and equivalents                  $    739,460         $  1,617,604
  Cash and equivalents - restricted          702,695              230,604
  Investment securities                    1,269,399                --
  Accounts receivable                        134,966              381,455
  Land, buildings and amenities, net      42,567,310           43,872,072
  Assets held for development, net         1,760,415            1,784,457
  Other assets                               361,893              381,692
                                         -----------          -----------
                                        $ 47,536,138         $ 48,267,884
                                         ===========          ===========
LIABILITIES AND PARTNERS' EQUITY

  Mortgages payable                     $ 27,712,349         $ 27,883,025
  Accounts payable                           371,938              265,153
  Distributions payable                      239,571              239,571
  Security deposits                          246,691              282,517
  Other liabilities                          469,338               23,009
                                         -----------          -----------
                                          29,039,887           28,693,275

  Partners' equity                        18,496,251           19,574,609
                                         -----------          -----------
                                        $ 47,536,138         $ 48,267,884
                                         ===========          ===========

                                   Limited       General
                                  Partners       Partner         Total
PARTNERS' EQUITY
  Capital contributions, net
   of offering costs (47,435
   units)                      $ 40,518,631   $       100    $ 40,518,731
  Net income (loss) - prior
   years                        (12,208,707)      (74,930)    (12,283,637)
  Net loss - current year          (356,048)       (3,596)       (359,644)
  Cash distributions
   declared to date              (9,117,732)      (92,098)     (9,209,830)
  Repurchase of limited
   partnership units               (169,369)        --           (169,369)
                                -----------    ----------     -----------
  Balances at
   September 30, 1995          $ 18,666,775   $  (170,524)   $ 18,496,251
                                ===========    ==========     ===========

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 31, 1995.

                                   NTS-PROPERTIES VI,
                              A Maryland Limited Partnership

                                 STATEMENTS OF OPERATIONS

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,

                                           1995        1994         1995         1994

Revenues:
  Rental income                       $ 2,265,221  $ 2,198,330  $ 6,558,554  $ 6,458,970
  Interest and other income                33,491       23,005       89,755       93,006
                                       ----------   ----------   ----------   ----------
                                        2,298,712    2,221,335    6,648,309    6,551,976

Expenses:
  Operating expenses                      712,931      825,783    1,825,979    1,943,861
  Operating expenses - affiliated         260,105      261,940      801,323      795,843
  Amortization of capitalized
   leasing costs                            --           5,202        1,091       26,049
  Interest expense                        590,756      585,719    1,776,045    1,760,570
  Management fees                         113,381      111,076      329,419      325,573
  Real estate taxes                       188,436      203,368      559,617      563,661
  Professional and administrative
   expenses                                35,596       32,650      106,562      105,993
  Professional and administrative
   expenses - affiliated                   49,458       45,902      145,601      142,498
  Depreciation and amortization           479,649      514,341    1,462,316    1,548,821
                                       ----------   ----------   ----------   ----------
                                        2,430,312    2,585,981    7,007,953    7,212,869
                                       ----------   ----------   ----------   ----------
Net loss                              $  (131,600) $  (364,646) $  (359,644) $  (660,893)
                                       ==========   ==========   ==========   ==========
Net loss allocated to the limited
 partners                             $  (130,284) $  (361,000) $  (356,048) $  (654,284)
                                       ==========   ==========   ==========   ==========
Net loss per limited partnership
 unit                                 $     (2.75) $     (7.61) $     (7.51) $    (13.79)
                                       ==========   ==========   ==========   ==========
Weighted average number of units           47,435       47,435       47,435       47,435
                                       ==========   ==========   ==========   ==========

                                    NTS-PROPERTIES VI,
                              A Maryland Limited Partnership

                                 STATEMENTS OF CASH FLOWS

                                           Three Months Ended      Nine Months Ended
                                             September 30,           September 30,

                                           1995        1994         1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $  (131,600) $  (364,646) $  (359,644) $  (660,893)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Accrued interest on investment
   securities                              (6,914)       --         (18,703)       --
  Amortization of capitalized leasing
   costs                                    --           5,202        1,091       26,049
  Depreciation and amortization           479,649      514,341    1,462,316    1,548,821
  Changes in assets and liabilities:
   Cash and equivalents - restricted     (226,490)    (136,491)    (472,091)    (329,379)
   Accounts receivable                     11,179      (10,907)     246,489      (21,507)
   Other assets                           (34,933)      (1,688)     (47,747)     (13,213)
   Accounts payable                        66,456      (47,497)     106,785      (21,658)
   Security deposits                       (8,956)      (5,645)     (35,826)       1,423
   Other liabilities                      189,967      204,471      446,329      446,173
                                        ---------    ---------    ---------    ---------
  Net cash provided by operating
   activities                             338,358      157,140    1,328,999      975,816
                                        ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                (36,865)      (5,231)     (67,059)      (8,961)
Purchase of investment securities        (649,419)        --     (1,750,120)        --
Maturity of investment securities         499,424         --        499,424         --
                                        ---------    ---------    ---------    ----------
  Net cash used in investing
   activities                            (186,860)      (5,231)  (1,317,755)      (8,961)
                                        ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 payable                                  (58,082)     (55,319)    (170,676)    (162,624)
Cash distributions                       (239,570)    (239,544)    (718,712)    (598,900)
                                        ---------     --------     --------    ---------
  Net cash used in financing
   activities                            (297,652)    (294,863)    (889,388)    (761,524)
                                        ---------     --------     --------    ---------
  Net increase (decrease) in cash
   and equivalents                       (146,154)    (142,954)    (878,144)     205,331

CASH AND EQUIVALENTS, beginning of
 period                                   885,614    1,743,190    1,617,604    1,394,905
                                        ---------    ---------    ---------    ---------
CASH AND EQUIVALENTS, end of period   $   739,460  $ 1,600,236  $   739,460  $ 1,600,236
                                        =========    =========    =========    =========
Interest paid on a cash basis         $   591,161  $   586,097  $ 1,777,235  $ 1,761,681
                                        =========    =========    =========    =========

                                 NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1995 and 1994.

1. Cash and Equivalents - Restricted

   Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

2. Investment Securities

   Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. The following provides details regarding the investments held at September 30, 1995:

                               Amortized     Maturity       Value At
          Type                   Cost          Date         Maturity

   U.S. Treasury Bill         $  410,817     10/19/95      $  412,000
   U.S. Treasury Bill            204,588     11/16/95         206,000
   FHLB Discount Note            207,270     12/29/96         204,904
   FHLB Discount Note            265,545     01/18/96         270,000
   FNMA Discount Note            181,179     02/20/96         185,000
                               ---------                    ---------
                              $1,269,399                   $1,277,904
                               =========                    =========
   The Partnership held no investment securities with initial maturities greater than three months at December 31, 1994.

3. Mortgages Payable

   Mortgages payable consist of the following:

                                            September 30,   December 31,
                                                1995            1994

   Mortgage payable with an insurance
   company bearing interest at 8.375%,
   due October 5, 2002, secured by
   certain land, buildings and amenities    $ 4,064,137     $ 4,102,291

   Mortgage payable with an insurance
   company bearing interest at 8.375%,
   due October 5, 2002, secured by
   certain land, buildings and amenities        967,652         976,736

                          (Continued next page)

                                           September 30,    December 31,
                                                1995            1994

   Mortgage payable with an insurance
   company bearing interest at 8.625%,
   due August 1, 1997, secured by
   certain land, buildings and amenities    $ 9,200,000     $ 9,200,000

   Mortgage payable with an insurance
   company bearing interest at 9.20%,
   due November 1, 1997, secured by
   certain land, buildings and amenities      8,656,538       8,727,008

   Mortgage payable with an insurance
   company bearing interest at 7.25%,
   due January 5, 2003, secured by
   certain land, buildings and amenities      2,894,413       2,926,194

   Mortgage payable with an insurance
   company bearing interest at 7.25%,
   due January 5, 2003, secured by
   certain land, buildings and amenities      1,929,609       1,950,796
                                             ----------      ----------
                                            $27,712,349     $27,883,025
                                             ==========      ==========
4. Related Party Transactions

   Pursuant to the partnership agreement, property management fees of $329,419 and $325,573 for the nine months ended September 30, 1995 and 1994, respectively, were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of gross revenues of the commercial property. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements and major repair and renovation projects. The Partnership has incurred $2,839 and $201 for the nine months ended September 30, 1995 and 1994, respectively, as a repair and maintenance fee. The Partnership has expensed as operating expenses - affiliated $561 as a repair and maintenance fee during the nine months ended September 30, 1995 and has capitalized $2,278 and $201 as part of land, buildings and amenities during the nine months ended September 30, 1995 and 1994, respectively. The Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities:

                                           1995           1994

               Administrative           $ 185,145       $ 180,528
               Property manager           606,301         606,604
               Leasing agents             159,438         140,811
               Other                        6,685          13,492
                                         --------        --------
                                        $ 957,569       $ 941,435
                                         ========        ========

5.  Reclassification of 1994 Financial Statements

    Certain reclassifications have been made to the September 30 and December 31, 1994 financial statements to conform with the September 30, 1995 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                                1995          1994

Wholly-Owned Properties

Sabal Park Apartments                            91%           92%

Park Place Apartments Phase I                    96%           98%

Willow Lake Apartments                           95%           91%

Properties Owned in Joint Venture
with NTS-Properties IV (ownership
% at September 30, 1995)

Golf Brook Apartments (96%)                      94%           93%

Plainview Point III Office Center (95%)          65%           93%

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1995 and 1994 was as follows:

                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,

                                  1995      1994       1995       1994

Wholly-Owned Properties

Sabal Park Apartments        $  417,314 $  420,082  $1,233,780 $1,235,122

Park Place Apartments
Phase I                        $  455,751$  436,678 $1,307,533 $1,259,712

Willow Lake Apartments       $  599,100 $  525,133  $1,710,693 $1,550,222

Properties Owned in Joint
Venture with NTS-Properties
IV (ownership % at September
30, 1995)

Golf Brook Apartments        $  707,547 $  655,771  $2,035,777 $1,973,821
(96%)

Plainview Point III Office   $   95,637 $  170,022  $  299,193 $  499,116
Center (95%)

Sabal Park Apartments' occupancy decreased from 92% at September 30, 1994 to 91% at September 30, 1995. Average occupancy for the nine month period ended September 30 decreased from 94% in 1994 to 91% in 1995. Average occupancy for the three month period ended September 30 decreased from 95% in 1994 to 92% in 1995. Rental and other income at Sabal Park Apartments remained fairly constant for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994.

Park Place Apartments Phase I's occupancy decreased from 98% at September 30, 1994 to 96% at September 30, 1995. Average occupancy for the nine month period ended September 30 remained constant at 94%. Average occupancy for the three month period ended September 30 decreased from 96% in 1994 to 95% in 1995. Rental and other income at Park Place Apartments Phase I increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of increased rental rates. These increases were partially offset by decreased income from the rental of fully furnished units.

Willow Lake Apartments' occupancy increased from 91% at September 30, 1994 to 95% at September 30, 1995. Average occupancy for the nine month period ended September 30 increased from 85% in 1994 to 91% in 1995. Average occupancy for the three month period increased from 88% in 1994 to 94% in 1995. Rental and other income increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the increases in average occupancy, increased rental rates and decreased rent concessions. The increases in rental and other income for both periods are partially offset by decreased fees collected upon early lease termination. The increase in rental and other income for the nine month period is also partially offset by decreased income from fully furnished units and by a $23,000 settlement (recorded as other income) received during the first quarter of 1994. This settlement was received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. The reimbursement was for certain repair expenses the Partnership incurred from 1987 to 1991. The repair costs were expensed at the time they were incurred due to the length of time it took to negotiate the settlement.

Golf Brook Apartments' occupancy increased from 93% at September 30, 1994 to 94% at September 30, 1995. Average occupancy for the nine month period ended September 30 increased from 94% in 1994 to 95% in 1995. Average occupancy for the three month period increased from 94% in 1994 to 96% in 1995. Rental and other income increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of increased rental rates, increased fees collected upon early terminations and increased average occupancy.

The 28% decrease in occupancy at Plainview Point III Office Center from September 30, 1994 to September 30, 1995 can be attributed to two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move-out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. The decrease in occupancy is partially offset by a new 10,343 square foot 63-month lease. The tenant took occupancy in September 1995. The Partnership is actively seeking new tenants to occupy the vacant space. At this time, it is unknown the extent and cost of any tenant improvements which will be required to attract new tenants. Average occupancy for the nine month period ended September 30 decreased from 92% (1994) to 52% (1995). Average occupancy for the three month period decreased from 93% (1994) to 54%
(1995). Rental and other income decreased at Plainview Point III Office Center for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the decrease in occupancy.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing. Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing.

Interest and other income decreased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 as a result of a settlement received in the first quarter of 1994. See page 10 (Willow Lake Apartments) for a discussion regarding this settlement. Interest and other income also includes interest income from investments made by the Partnership with excess cash. The decrease in interest and other income for the nine months ended September 30, 1995 as compared to the same period in 1994 is partially offset by increased interest income earned. Interest and other income increased for the three month period as a result of increased interest income. Interest income increased in both periods as a result of increased cash being available for investment.

Operating expenses decreased for the nine months ended September 30, 1995 as compared to the same period in 1994 as a result of decreased repair and maintenance costs at all the Partnership's properties, decreased utility costs at Willow Lake Apartments, Park Place Apartments Phase I and Plainview Point III Office Center and decreased janitorial costs at Plainview Point III Office Center. These decreases in operating expenses for the nine month period are partially offset by increased landscaping costs at Sabal Park and Golf Brook Apartments. Operating expenses decreased for the three month period as a result of decreased exterior painting costs at Sabal Park and Golf Brook Apartments, decreased wood replacement costs at Sabal Park Apartments and decreased roof repairs at Park Place Apartments Phase I. The decreases in operating expenses for the three month period are partially offset by increased exterior painting costs at Willow Lake Apartments and Park Place Apartments Phase I and increased roof repairs at Willow Lake Apartments.

Operating expenses - affiliated remained fairly constant for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994.

Amortization of capitalized leasing costs decreased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of a portion of the costs capitalized during start-up having become fully amortized. Capitalized leasing costs were fully amortized during the second quarter of 1995.

The increase in interest expense for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is the result of an interest rate change (in accordance with the mortgage agreement) effective December 1, 1994. The interest rate on the Willow Lake Apartments permanent financing ($8,656,538 mortgage payable) increased from 8.75% to 9.20%. See Note 3 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes have remained fairly constant for the nine months ended September 30, 1995 as compared to the same period in 1994. Real estate taxes decreased for the three months ended September 30, 1995 as compared to the same period in 1994 as a result of decreased taxes at Willow Lake Apartments.

Professional and administrative expenses and professional and administrative expenses - affiliated have remained fairly constant for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994.

Depreciation and amortization decreased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated and as a result of a portion of the original tenant improvements at Plainview Point III Office Center becoming fully depreciated since September 30, 1994.

Liquidity and Capital Resources

Cash provided by operations was $1,328,999 and $975,816 for the nine months ended September 30, 1995 and 1994, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $718,712 for the nine months ended September 30, 1995 and a 1.83% (annualized) cash distribution of $658,793 for the nine months ended September 30, 1994. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

As of September 30, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $4,064,137 and $967,652. Both mortgages are due October 5, 2002, currently bear interest at a fixed rate of 8.375% and are secured by the land, buildings and amenities of Park Place Apartments Phase I. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of September 30, 1995, the Partnership also had a mortgage payable to an insurance company in the amount of $9,200,000. The mortgage bears interest at a fixed rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of September 30, 1995, the Partnership had a mortgage payable to an insurance company in the amount of $8,656,538. The mortgage payable is due November 1, 1997, bears interest at a fixed rate of 9.20% and is secured by the land, buildings and amenities of Willow Lake Apartments. Current monthly principal payments are based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

As of September 30, 1995, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,894,413 and $1,929,609. Both mortgages are due January 5, 2003, currently bear interest at a fixed rate of 7.25% and are secured by the land, buildings and amenities of Sabal Park Apartments. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. The capital improvements are funded by cash flow from operations. Cash flows used in investing activities are also for purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions and principal payments on mortgages payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for an increase in interest payments resulting from an interest rate change associated with the $8,656,538 mortgage payable (discussed on page 12). Effective December 1, 1994, the interest rate increased from 8.75% to 9.20%.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of the decreases in occupancy which took place at Plainview Point III Office Center during the first quarter of 1995. See the discussion on page 10 regarding the tenant move-outs. The demand on future liquidity is also anticipated to increase as a result of 2,516 square feet in leases expiring at Plainview Point III Office Center from October 1, 1995 to September 30, 1996. The Partnership is actively seeking new tenants to occupy the vacated space. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or to obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. As of September 30, 1995, no commitments had been made in connection with these capital improvements.

The demand on future liquidity may also increase during the next 12 months due to the Partnership's receipt of a market analysis which shows it to be advantageous to build additional apartment units (Phase III) at Park Place Apartments on land owned by the Partnership (see page 14). Efforts to sell the land have not produced attractive prices. A phased development of apartment units on this land utilizing cash reserves and a portion of cash flow is being considered. As of September 30, 1995, no commitments have been made in connection with this project.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1995 and 1994. These distributions were funded by cash flow derived from operating activities.

                                         Net Loss       Cash        Return of
                                        Allocated   Distributions    Capital

                  Limited Partners:
                        1995           $(356,048)    $ 711,525      $ 711,525
                        1994            (654,284)      652,205        652,205

                  General Partner:
                        1995          $   (3,596)    $   7,187      $   7,187
                        1994              (6,609)        6,588          6,588

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,760,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership intends to use the land to construct Park Place Apartments Phase III as discussed on page 13.

PART II.  OTHER INFORMATION

1.  Legal Proceedings

    None

2.  Changes in Securities

    None

3.  Defaults upon Senior Securities

    None

4.  Submission of Matters to a Vote of Security Holders

    None

5.  Other Information

    None

6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27. Financial Data Schedule

    (b)  Reports on Form 8-K

         There were no Form 8-K reports filed during the three months ended September 30, 1995.

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


Date:  November 10, 1995