Form 10-K
period 1995-12-31
NTS PROPERTIES VI/MD
filed 1996-03-29
CIK 765232

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended    December 31, 1995

                                          OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from  ______  to  ______

                Commission file number    0-14695

                NTS-PROPERTIES VI, a Maryland Limited Partnership
             (Exact name of registrant as specified in its charter)

             Maryland                                       61-1066060
             ---------                                      ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

10172 Linn Station Road
Louisville, Kentucky                                         40223
----------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (502) 426-4800
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 37

Total Pages: 41

                                TABLE OF CONTENTS
                                -----------------


                                                                Pages
                                                                -----

                                     PART I
                                     ------

Items 1 and 2     Business and Properties                        3-11
Item 3            Legal Proceedings                                11
Item 4            Submission of Matters to a Vote
                    of Security Holders                            11


                                     PART II
                                     -------


Item 5            Market for the Registrant's Limited
                    Partnership Interests and Related
                    Partner Matters                                12
Item 6            Selected Financial Data                          13
Item 7            Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                               14-21
Item 8            Financial Statements and Supplementary
                    Data                                        22-34
Item 9            Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                           35


                                    PART III
                                    --------


Item 10           Directors and Executive Officers of
                    the Registrant                                 35
Item 11           Management Remuneration and Transactions      35-36
Item 12           Security Ownership of Certain Beneficial
                    Owners and Management                          36
Item 13           Certain Relationships and Related
                    Transactions                                   36


                                     PART IV
                                     -------


Item 14           Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                     37-40


Signatures                                                         41

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

The registrant, NTS-Properties VI, a Maryland Limited Partnership (the "Partnership"), is a limited partnership formed in December 1984 under the laws of the State of Maryland. The general partner is NTS-Properties Associates VI, a Kentucky limited partnership. As of December 31, 1995, the Partnership owned the following properties:

        - Sabal Park Apartments, a 162-unit luxury apartment complex located on a 13 acre tract in Orlando, Florida, constructed by the Partnership.

        - Park Place Apartments Phase I, a 180-unit luxury apartment complex located on an 18 acre tract in Lexington, Kentucky, constructed by the Partnership.

        - Willow Lake Apartments, a 207-unit luxury apartment complex located on an 18 acre tract in Indianapolis, Indiana, constructed by the Partnership.

        - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties IV., Ltd. ("NTS-Properties IV"), an affiliate of the general partner of the Partnership. The Partnership's percentage interest in the joint venture was 96% at December 31, 1995.

        - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet, located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV. The Partnership's percentage interest in the joint venture was 95% at December 31, 1995.

The Partnership also owns approximately 15 acres of land in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). The Partnership intends to use the land to construct Park Place Apartments Phase
III. This was the result of the Partnership receiving a market analysis which shows it to be advantageous to build additional apartment units at Park Place Apartments. Efforts to sell the land have not produced attractive prices. The Partnership is currently considering a phased development of apartment units on this land utilizing cash reserves and a portion of cash flow. As of December 31, 1995, no commitments have been made in connection with this project.

The Partnership or Joint Venture in which the Partnership is a partner has a fee
title  interest  in  the  above  listed  properties.   In  the  opinion  of  the
Partnership's management, the properties are adequately covered by insurance.

Sabal Park Apartments is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1995 was $4,805,719 ($2,883,431 and $1,922,288). Both mortgages currently bear a fixed interest rate of 7.25% and are due January 5, 2003. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

-------------------

Park Place Apartments Phase I is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1995 was $5,015,374 ($4,050,879 and $964,495). Both mortgages currently bear a fixed interest rate of 8.375% for the first 60 months and are due October 5, 2002. Current monthly principal payments on both mortgages are based upon a 27- year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

Willow Lake Apartments Phase I is encumbered by a permanent mortgage with an insurance company. The outstanding balance at December 31, 1995 was $8,631,951. The mortgage currently bears interest at a fixed rate of 9.20%. Monthly principal payments are based upon a 25-year amortization schedule. The mortgage is due November 1, 1997. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties IV is encumbered by a mortgage payable to an insurance company. The mortgage replaced the loan which the Partnership had obtained to fund a portion of its capital contribution to the Joint Venture. The mortgage is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The outstanding balance at December 31, 1995 was $9,200,000. The mortgage bears a fixed interest rate of 8.625% and the unpaid balance of $9,200,000 is due August 1, 1997.

Plainview Point III Office Center and the 15 acres of land in Lexington, Kentucky are not encumbered by any outstanding mortgages at December 31, 1995.

For a further discussion regarding the terms of the debt financings see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

In addition to the construction of Park Place Apartments Phase III as discussed on page 3, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements at the Partnership's commercial property as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and/or cash reserves. The Partnership had no material commitments for renovations or capital improvements at December 31, 1995.

On October 15, 1993, the $600,000 Certificate of Deposit which had been purchased with 1991 loan proceeds (a requirement of the loan secured by Willow Lake Apartments) was applied against the principal balance of the loan. (See
Item 7 for a discussion of this mortgage payable and Certificate of Deposit.)

The Partnership is presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. A presentation of information concerning industry segments is not applicable.

-------------------

The current business of the Partnership is consistent with the original purpose of the Partnership which was to purchase and develop parcels of unimproved or partially improved land, directly or by joint venture, in order to construct and otherwise develop thereon apartment complexes, business parks and/or retail, industrial and office buildings and to own and operate the completed properties. The Partnership's properties are in a condition suitable for their intended use.

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months.

Sabal Park Apartments
---------------------

Units at Sabal Park Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, ovens, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, swimming pool and tennis courts.

Monthly rental rates at Sabal Park Apartments start at $869 for two-bedroom apartments and $1,159 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 98% (1995), 91% (1994), 94% (1993), 93% (1992) and 80% (1991).

Park Place Apartments Phase I
-----------------------------

Units at Park Place Apartments Phase I include one and two-bedroom apartments and two-bedroom townhomes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase II of the Park Place development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd., an affiliate of the general partner of the Partnership. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly  rental  rates  at Park  Place  Apartments  Phase I  start  at $669  for
one-bedroom   apartments,   $859  for  two-bedroom  apartments  and  $1,069  for
two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 92% (1995), 93%
(1994), $93% (1993), 96% (1992) and 88% (1991).

Willow Lake Apartments
----------------------

Units at Willow Lake Apartments include one and two-bedroom apartments and two-bedroom townhomes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices.

Monthly rental rates at Willow Lake Apartments start at $730 for one-bedroom apartments, $950 for two-bedroom apartments and $1,125 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 93% (1995), 92% (1994), 84%
(1993), 87% (1992) and 87% (1991).

Golf Brook Apartments
---------------------

Units at Golf Brook Apartments include two and three bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,100 for two-bedroom apartments and $1,320 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 91% (1995), 93% (1994), 91% (1993), 94% (1992) and 87% (1991).

Plainview Point III Office Center
---------------------------------

Base annual rents, which include the cost of utilities, range from $14.25 to $15.00 per square foot for first and second floor office space and $13.00 per square foot for lower level office space. The average base annual rental for all types of space leased as of December 31, 1995 was $14.23 per square foot. Office space is ordinarily leased for between two and six years with the majority of current square footage being leased for a term of five and one-half years. Current leases terminate between 1996 and 2001. Some leases provide for renewal options of between two and five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1995, there were six tenants leasing space aggregating approximately 40,180 square feet of rentable area. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupations/professions practiced include real estate and insurance. Three tenants lease more than 10% of the office center's rentable area: The Prudential Company of America (10.4%), Underwriters Safety & Claims, Inc. (16.6%) and Re/max Properties East, Inc. (22.5%). The occupancy levels at the office center as of December 31 were 91% (1995), 91% (1994), 87%
(1993), 95% (1992) and 96% (1991).

---------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenants:

                                                   Current Base
                                    Sq. Ft. and    Annual Rental
                                      % of Net    and % of Gross
                          Year of     Rentable      Base Annual        Renewal
      Name              Expiration      Area          Rental           Options
      ----              ----------      ----          ------           -------

The Prudential Company
  of America              1997      6,474 (10.4%)  $ 95,964 (16.8%)  1 Five-Year
Underwriters Safety &
  Claims, Inc.            2001     10,343 (16.6%)  $134,460 (23.5%)  None
Re/max Properties East,
  Inc.                    1999     14,001 (22.5%)  $204,000 (35.7%)  1 Two-Year

Other Tenants:

                                                     Current Base
                                     Sq. Ft. and     Annual Rental
                                       % of Net     and % of Gross
      No. of             Year of      Rentable        Base Annual      Renewal
      Tenants           Expiration      Area            Rental         Options
      -------           ----------      ----            ------         -------

         2                 1996     7,223 (11.6%)  $106,452 (18.6%) None
         1                 1997     2,139 ( 3.4%)  $ 31,008 ( 5.4%) 1 Three-Year


Additional operating data regarding the Partnership's properties is furnished in the following table.

                                    Federal         Realty            Annual
                                   Tax Basis       Tax Rate        Realty Taxes
                                   ---------       --------        ------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments             $11,209,808       $.01895          $140,478

Park Place Apartments
Phase I                            11,218,067        .00991           111,800

Willow Lake Apartments             15,526,270        .09235           235,531

Properties Owned in Joint
Venture with NTS-
Properties IV
-------------

Golf Brook Apartments              16,100,810        .01895           224,493

Plainview Point III
Office Center                       4,246,199        .01141            35,667

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 for amenities. The estimated realty taxes on any construction relating to Park Place Apartments Phase III is unknown at this time because the Partnership has not finalized any plans in connection with this project. The estimated realty taxes on all other planned renovations, primarily tenant improvements, would not be material.

---------------------------------------------

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Investment in Joint Ventures
----------------------------

NTS Sabal Golf Villas Joint Venture - On September 1, 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV, an affiliate of the general partner of the Partnership, to develop, construct, own and operate a 158-unit luxury apartment complex on a 13.15 acre site in Orlando, Florida known as Golf Brook Apartments Phase I. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069-acre site adjacent to Golf Brook
Apartments Phase I. The term of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Partnership, other than its cash and cash-equivalent assets;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    September 30, 2025.

The Partnership contributed approximately $15.8 million, the cost of constructing and leasing the apartments. NTS-Properties IV contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. The Partnership also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1995.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. This mortgage payable replaced the Contribution Loan which the Partnership had obtained to fund a portion of its capital contribution to the Joint Venture. The $9,200,000 mortgage payable is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The mortgage bears a fixed interest rate of 8.625%. The unpaid balance of the loan ($9,200,000) is due August 1, 1997.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the Joint Venture Property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the Joint Venture Property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property, and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken in to account only to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

----------------------------------------

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 96% at December 31, 1995.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1995.

Plainview Point III Joint Venture - On March 1, 1987, the Partnership entered into a joint venture agreement with NTS-Properties IV, an affiliate of the general partner, to develop, construct, own and operate an office building in Louisville, Kentucky known as Plainview Point III Office Center. The terms of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Real Property, unless such disposition is, in whole or in part, represented by a promissory note of the purchaser;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    December 30, 2026.

The Partnership contributed approximately $4.1 million, the cost to construct and lease the building. NTS-Properties IV contributed land valued at $790,000 with an outstanding note of $550,000 which was secured by the land. The Partnership also contributed the funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1995.

As of December 31, 1995, Plainview Point III Office Center is not encumbered by any mortgage indebtedness.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the Joint Venture Property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the Joint Venture Property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property, and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken in to account only to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 95% at December 31, 1995.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1995.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1995, there are no properties under construction in the respective vicinities in which the properties are located except for the following: In close proximity to Sabal Park Apartments and Golf Brook Apartments, there are 240 apartment units currently under construction which are scheduled to be completed during the second quarter of 1996. In the vicinity near Park Place Apartments, there are currently 330 apartment units currently under construction which are scheduled to be completed during the third quarter of 1996. Also, in the vicinity of Willow Lake Apartments, there are currently 314 apartment units under construction. It is anticipated that construction of these units will be completed during the second quarter of 1996. At this time it is unknown the effect these new units will have on occupancy at the Partnership's properties. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates VI, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates VI. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $441,861 for the year ended December 31, 1995. $24,485 was received from the commercial property and $417,376 was received from residential properties. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from residential properties.

In addition, the management agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of the Property Manager in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse the Property Manager for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1995, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by the Partnership for liability resulting from errors in judgement or certain acts or omissions. With respect to these potential conflicts of interest, the general partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly.

NTS Development Company, the Property Manager and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the general partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 4,610 limited partners as of February 29, 1996. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1995 financial statements.

Annual distributions totalling $20.00, $18.75 and $15.00 per limited partnership unit were paid during the years ended December 31, 1995, 1994 and 1993, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                              1995                 1994                 1993
                           ----------           ----------           ---------

First quarter                $ 5.00               $ 3.75               $ 3.75
Second quarter                 5.00                 5.00                 3.75
Third quarter                  5.00                 5.00                 3.75
Fourth quarter                 5.00                 5.00                 3.75
                             ------               ------               ------

                             $20.00               $18.75               $15.00
                             ======               ======               ======

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993.


                           Net Income              Cash
                             (Loss)            Distributions        Return of
                           Allocated             Declared            Capital
                           ---------             --------            -------

Limited Partners:
       1995              $  (324,417)            $ 948,700         $ 948,700
       1994                 (803,780)              889,380           889,380
       1993               (1,022,967)              711,525           711,525

General Partner:
       1995              $    (3,277)            $   9,583         $   9,583
       1994                   (8,119)                8,984             8,984
       1993                  (10,333)                7,187             7,187



Item 6.  Selected Financial Data

Years ended December 31, 1995, 1994, 1993, 1992 and 1991.


                                           1995                 1994                1993                1992               1991
                                       -------------       -------------       -------------       -------------       ------------

Total revenues                         $  8,939,055        $  8,796,072        $  8,515,951        $  7,831,434        $  7,788,597

Total expenses                           (9,266,749)         (9,607,971)         (9,549,251)         (9,794,478)        (10,193,963)
                                       ------------        ------------        ------------        ------------        ------------

Net loss                               $   (327,694)       $   (811,899)       $ (1,033,300)       $ (1,963,044)       $ (2,405,366)
                                       ============        ============        ============        ============        ============

Net income (loss)
allocated to:
  General partner                      $     (3,277)       $     (8,119)       $    (10,333)       $    (19,630)       $    (24,054)
  Limited partners                     $   (324,417)       $   (803,780)       $ (1,022,967)       $ (1,943,414)       $ (2,381,312)

Net loss per limited
 partnership unit                      $      (6.83)       $     (16.94)       $     (21.57)       $     (40.97)       $     (50.20)

Weighted average
number of limited
partnership units                            47,435              47,435              47,435              47,435              47,435

Cumulative net income
(loss) allocated to:
  General partner                      $    (78,207)       $    (74,930)       $    (66,811)       $    (56,478)       $    (36,848)
  Limited partners                     $(12,533,124)       $(12,208,707)       $(11,404,927)       $(10,381,960)       $ (8,438,546)

Cumulative net
taxable income (loss)
allocated to:
  General partner                      $     78,617        $     64,858        $     55,986        $     46,533        $   (129,768)
  Limited partners                     $(15,401,294)       $(14,859,402)       $(13,885,668)       $(12,769,887)       $(11,278,624)

Distributions
declared:
 General partner                       $      9,583        $      8,984        $      7,187        $      5,390        $      1,797
 Limited partners                      $    948,700        $    889,380        $    711,525        $    533,643        $    177,881

Cumulative
distributions
 declared:
  General partner                      $     94,494        $     84,911        $     75,927        $     68,740        $     63,350
  Limited partners                     $  9,354,906        $  8,406,206        $  7,516,826        $  6,805,301        $  6,271,658

At year end:
 Cash and equivalents                  $    867,902        $  1,617,604        $  1,394,905        $  1,530,572        $  1,182,601
 Investment
  securities                           $  1,151,355        $       --          $       --          $       --          $       --

Land, buildings and
 amenities, net                        $ 42,196,272        $ 43,872,072        $ 45,799,467        $ 47,621,659        $ 49,956,895

Total assets                           $ 46,813,791        $ 48,267,884        $ 50,221,728        $ 52,751,897        $ 55,165,881

Mortgages and note
 payable                               $ 27,653,044        $ 27,883,025        $ 28,101,474        $ 28,900,767        $ 28,943,324


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                               Percentage
                                Ownership
                               at 12/31/95       1995         1994        1993
                               -----------     --------     --------    --------

Wholly-Owned Properties
-----------------------

Sabal Park Apartments               100%          98%          91%         94%

Park Place Apartments
Phase I                             100%          92%          93%         93%

Willow Lake Apartments              100%          93%          92%         84%

Properties Owned in Joint
Venture with NTS-
Properties IV
-------------

Golf Brook Apartments                96%          91%          93%         91%

Plainview Point III
Office Center                        95%          91%          91%         87%

Rental and other income generated by the Partnership's properties for the years ended December 31, 1995, 1994 and 1993 were as follows:


                               Percentage
                                Ownership
                              at 12/31/95     1995          1994         1993
                              -----------  ----------    ----------   ----------

Wholly-Owned Properties
-----------------------

Sabal Park Apartments             100%     $1,675,795    $1,650,135   $1,575,343

Park Place Apartments
Phase I                           100%     $1,739,626    $1,694,519   $1,623,184

Willow Lake Apartments            100%     $2,287,408    $2,101,194   $2,021,122

Properties Owned in Joint
Venture with NTS-
Properties IV
-------------

Golf Brook Apartments              96%     $2,722,451    $2,631,630   $2,560,828

Plainview Point III
Office Center                      95%     $  428,269    $  670,057   $  679,995

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sabal Park Apartments' year-ending occupancy increased from 91% in 1994 to 98% in 1995; however, average occupancy decreased from 93% in 1994 to 92% in 1995. Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire year's results. Rental and other income at Sabal Park Apartments increased from 1994 to 1995 due to increased rental rates and increased charges to applicants for credit checks.

Sabal Park Apartments' year-ending occupancy decreased 3% from 1993 to 1994 and average occupancy remained constant (93%) from 1993 to 1994. In the opinion of the General Partner of the Partnership, the decrease in 1994 year-ending occupancy was only a temporary fluctuation and did not represent a downward occupancy trend. Rental and other income at Sabal Park Apartments increased from 1993 to 1994 as a result of increased rental rates, decreased rent concessions, increased fees collected upon early lease terminations and late rental payments and increased income from the rental of washers and dryers.

Park Place Apartments Phase I's year-ending occupancy decreased from 93% in 1994 to 92% in 1995; however average occupancy remained constant (94%) from 1994 to 1995. Rental and other income at Park Place Apartments Phase I increased from 1994 to 1995 as a result of increased rental rates, increased charges to applicants for credit checks and decreased rental concessions. The increases in rental and other income at Park Place Apartments Phase I from 1994 to 1995 are partially offset by decreased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to increase and revenues to decrease when the number of fully furnished units has decreased.

Year-ending occupancy at Park Place Apartments Phase I remained constant (93%) from 1993 to 1994 and average occupancy increased from 93% in 1993 to 94% in 1994. Rental and other income at Park Place Apartments Phase I increased from 1993 to 1994 as a result of the increase in average occupancy, increased rental rates, decreased rent concessions, increased fees collected upon early lease termination and increased income from fully furnished units.

Willow Lake Apartments' year-ending occupancy increased from 92% in 1994 to 93% in 1995 and average occupancy increased from 87% in 1994 to 92% in 1995. Rental income increased from 1994 to 1995 as a result of the 5% increase in average occupancy, increased rental rates, decreased rental concessions, increased charges to applicants for credit checks and increased charges to residents for the cable TV service which is provided to residents. The increases in rental income from 1994 to 1995 are partially offset by decreased other income. 1994 other income included a $23,000 settlement received from the insurance company of the manufacturer of the pipe fittings which were used in construction of Willow Lake Apartments. The reimbursement was for certain repair expenses the Partnership incurred from 1987 to 1991. The repair costs were expensed at the time they were incurred due to the length of time it has taken to negotiate the settlement.

Willow Lake Apartments year-ending occupancy increased 8% from 1993 to 1994; however average occupancy remained constant (87%) in 1993 and 1994. Rental and other income at Willow Lake Apartments increased from 1993 to 1994 as a result of increased rental rates, decreased rental concessions, increased income collected from the rental of fully furnished units and as a result of a $23,000 settlement (recorded as other income)received during the first quarter of 1994 as discussed above.

---------------------------------

Golf Brook Apartments' year-ending occupancy decreased 2% from 1994 to 1995 while average occupancy remained constant at 94% in 1994 and 1995. Rental and other income at Golf Brook Apartments increased from 1994 to 1995 as a result of increased rental rates, decreased rental concessions and increased charges to applicants for credit checks.

Golf Brook Apartments' year-ending occupancy increased 2% from 1993 to 1994 while average occupancy remained constant (94%) in 1993 and 1994. Rental and other income at Golf Brook Apartments increased from 1993 to 1994 as a result of increased rental rates, decreased rent concessions and increased fees collected upon early lease terminations.

Year-ending occupancy at Plainview Point III Office Center was 91% for 1995 and 1994 as a result of the following new leases and tenant move-outs. New leases during 1995 consist of a 10,343 square foot 63 month lease (took occupancy
September 1, 1995) and a 16,727 square foot five-year lease (took occupancy December 27, 1995). The leases are offset by two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move- out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. Average occupancy for the 12 month period ended December 31 decreased from 92% (1994) to 55% (1995). Rental and other income decreased at Plainview Point III Office Center for the 12 months ended December 31, 1995 as compared to the same period in 1994 as a result of the decrease in average occupancy during 1995.

During February 1996, a current tenant of Plainview Point III Office Center expanded its leased space by approximately 4,400 square for a period of seven months. This expansion improved the office center's occupancy to 98%.

The 4% increase in occupancy at Plainview Point III Office Center from 1993 to 1994 can be attributed to one new lease totalling approximately 2,500 square feet. There were no tenant move-outs during the year. Average occupancy at Plainview Point III Office Center increased from 83% in 1993 to 92% in 1994. The change in rental and other income at Plainview Point III Office Center is not consistent with the change in average occupancy due to the fact that two tenants vacated (in 1993) prior to the end of the lease terms but continued to make monthly rental payments.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes interest income from investments made by the Partnership with excess cash. The increase in interest income from 1994 to 1995 is the result of increased cash being available for investment.

The decrease in interest income from 1993 to 1994 is a result of declining interest rates on short-term investments and a result of less interest being earned due to the fact that the $600,000 Certificate of Deposit was applied against the principal balance of the mortgage payable secured by Willow Lake Apartments in October 1993. See page 19 for a discussion regarding the $600,000 Certificate of Deposit. The decrease is partially offset by increased other income at the Partnership's residential properties.

---------------------------------

Operating expenses decreased from 1994 to 1995 as a result of decreased repair and maintenance costs at Park Place Apartments Phase I, Golf Brook Apartments, Sabal Park Apartments and Plainview Point III Office Center, decreased utility costs at Willow Lake Apartments, Park Place Apartments Phase I and Plainview Point III Office Center, decreased advertising costs at Sabal Park and Golf Brook Apartments, decreased janitorial costs at Plainview Point III Office Center and decreased snow removal costs at Park Place Apartments Phase I, Willow Lake Apartments and Plainview Point III Office Center. These decreases are partially offset by increased repair and maintenance costs at Willow Lake
Apartments and increased landscaping costs at Golf Brook and Sabal Park Apartments.

The increase in operating expenses from 1993 to 1994 is the result of increased repair and maintenance costs at the Partnership's properties. These increased costs include increased exterior painting costs at the Partnership's residential properties, increased air conditioning repairs, electrical repairs and exterior stair repairs at Plainview Point III Office Center, increased wood replacement and air conditioning repairs at Sabal Park Apartments, increased general building and parking lot repairs at Willow Lake Apartments, increased drainage repairs and roof repairs at Park Place Apartments Phase I and increased air conditioning and garage repairs at Golf Brook Apartments. Also contributing to the increase in operating expenses from 1993 to 1994 are increased landscaping renovation costs at Park Place Apartments Phase I and increased utilities (water and sewer) as a result of increased rates and consumption at all the Partnership's properties. Operating expenses also increased from 1993 to 1994 as a result of the extreme winter weather experienced at Park Place Apartments Phase I, Willow Lake Apartments, and Plainview Point III Office Center. The extreme weather resulted in increased snow and ice removal costs and increased repair costs due to freeze damage. The increases in operating expenses are partially offset by decreased wood replacement expenses at Golf Brook Apartments and decreased landscaping costs and carpet and wallcovering replacement expenses at Golf Brook and Sabal Park Apartments.

Operating expenses - affiliated remained fairly constant for the 12 months ended December 31, 1995 as compared to the same period in 1994. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Operating expenses - affiliated decreased from 1993 to 1994 primarily as a result of decreased property management and administrative salaries at the Partnership's residential properties and decreased leasing salaries at Plainview Point III Office Center. Also contributing to the decrease in operating expenses
- affiliated from 1993 to 1994 was a decrease in maintenance salaries at Golf Brook Apartments and Park Place Apartments Phase I. These decreases were partially offset by increased maintenance salaries at Sabal Park Apartments and Willow Lake Apartments.

Amortization of capitalized leasing costs has decreased from 1993 to 1994 and from 1994 to 1995 as a result of a portion of the costs capitalized during start-up having become fully amortized. Capitalized leasing costs were fully amortized during the second quarter of 1995.

The increase in interest expense from 1994 to 1995 is the result of an interest rate change (in accordance with the mortgage agreement) effective December 1, 1994. The interest rate on the Willow Lake Apartments permanent financing ($8,631,951 mortgage payable) increased from 8.75% to 9.20%. The increase in interest expense from 1994 to 1995 is partially offset by the Partnership's decreasing debt level as a result of principal payments made.

---------------------------------

The decrease in interest expense from 1993 to 1994 can be attributed to a decrease in the Partnership's debt level as a result of principal payments made. See the Capital Resources and Liquidity section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Repair and maintenance fees are calculated as a percentage (5.9%) of major renovation and repair costs. The 1994 repair and maintenance fees are associated with the wood replacement costs at Sabal Park and Golf Brook Apartments. This fee was paid to NTS Development Company, an affiliate of the general partner of the Partnership, pursuant to an agreement with the Partnership.

Real estate taxes have remained fairly constant from 1994 to 1995. The increase in real estate taxes from 1993 to 1994 is a result of increased property assessments for Golf Brook and Sabal Park Apartments and increased tax rates for Park Place Apartments Phase I and Willow Lake Apartments. The assessment for Plainview Point III Office Center remained constant from 1993 to 1994.

Professional and administrative expenses have remained fairly constant from 1994 to 1995. Professional and administrative expenses have decreased from 1993 to 1994 as a result of decreased outside legal fees.

Professional and administrative expenses - affiliated have remained fairly constant from 1993 to 1994 and from 1994 to 1995. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization decreased from 1993 to 1994 and from 1994 to 1995 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated and as a result of a portion of the original tenant improvements at Plainview Point III Office Center becoming fully depreciated. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $59,300,000.

Capital Resources and Liquidity
-------------------------------

Cash provided from operations was $1,648,106, $1,288,415 and $1,033,547 during the years ended December 31, 1995, 1994 and 1993, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution  of  approximately  $958,000  in  1995,  1.875%  (annualized)  cash distribution of approximately $898,000 in 1994 and a 1.5% (annualized) cash distribution of approximately $719,000 in 1993. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $2,019,257, $1,617,604 and $1,394,905 at December 31, 1995, 1994 and 1993, respectively.

-------------------------------------------

As of December 31, 1995, the Partnership had a mortgage payable to an insurance company in the amount of $8,631,951. The mortgage bore a fixed interest rate of 8.75% through the first three Loan Years (note dated October 16, 1991). The interest rate was adjusted at the end of the third Loan Year (November 1, 1994) to a fixed interest rate of 9.20%; an interest rate two hundred ten (210) basis points greater than the yield on 3-year U.S. Treasury Notes as published in the Treasury Yield Curve of Moody's Bond Survey for the reference date closest to the end of the third Loan Year. The mortgage payable is due November 1, 1997 and is secured by the land, buildings and amenities of Willow Lake Apartments. Upon obtaining permanent financing (October 16, 1991), $600,000 of the proceeds were held back by the Lender and used to purchase a Certificate of Deposit. The Certificate of Deposit was held by the Lender until Willow Lake Apartments, the apartment property covered by the mortgage, generated annual gross revenues in an amount not less than $2,006,580 for a period of six consecutive months. The loan provided that in the event the level of gross revenues was not achieved by October 1993, the proceeds of the collateral would be applied against the principal balance of the loan outstanding at the time. The $600,000 certificate of deposit was applied against the principal balance of the loan in October 1993. Monthly principal payments through the first three Loan Years were based on a 28-year amortization schedule. Effective upon acceptance of the adjusted interest rate (November 1, 1994), monthly principal payments are now based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

As of December 31, 1995, the Partnership also had a mortgage payable to an insurance company in the amount of $9,200,000. These funds were obtained July 24, 1992 and were used to retire $9,200,000 of the construction loan. The $9,200,000 mortgage payable bears a fixed interest rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of December 31, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $4,050,879 and $964,495. The permanent financings were obtained September 8, 1992 in the amount of $4,200,000 and $1,000,000. Both mortgages payable are due October 5, 2002, bear a fixed interest rate of 8.375% for the first 60 months, and are secured by the land, buildings and amenities of Park Place Apartments Phase I. At the end of the 56th month from the date of the notes, the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837). These funds were used to retire $5,200,000 of the construction loan.

As of December 31, 1995, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,883,431 and $1,922,288. The permanent financings were obtained December 21, 1992 in the amount of $3,000,000 and $2,000,000. Both mortgages payable are due January 5, 2003, bear interest at a fixed rate of 7.25% for the first 60 months and are secured by the land, buildings and amenities of Sabal Park Apartments. At the end of the 56th month from the date of the notes, the insurance

-------------------------------------------

companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930). These funds were used, in part, to retire the remaining balance of the construction loan payable to a bank which was due January 15, 1993. The remaining proceeds were used to fund loan closing costs.

The General Partner of the Partnership is presently exploring the possibility of refinancing some or all of the mortgages payable encumbering the Partnership's properties.

The majority of the Partnership's cash flow is derived from operating activities. The decrease in accounts receivable during 1995 represents a settlement received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. Cash flows used in investing activities are for capital improvements at the Partnership's properties. The capital improvements are funded by cash flow from operations. Cash flows used in financing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities and from increases in accounts payable - construction. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable and payment of loan costs. Cash flows provided by financing activities are derived from the proceeds of the $600,000 Certificate of Deposit (discussed on page 19). The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1995 except that which is discussed in the following paragraph.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of 11,600 in square feet of leases expiring at Plainview Point III Office Center in 1996. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. As of December 31, 1995, the Partnership had no material commitments for renovations or capital improvements which it has not accrued as of year-end. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The demand on future liquidity may also increase during the next 12 months due to the Partnership's receipt of a market analysis which shows it to be advantageous to build additional apartment units (Phase III) at Park Place Apartments on the 15 acres of land owned by the Partnership. Efforts to sell the land have not produced attractive prices. A phased development of apartment units on this land utilizing cash reserves and a portion of cash flow is being considered. As of December 31, 1995, no commitments have been made in connection with this project.

-------------------------------------------

As of December 31, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 1,897 Units at a price of $250 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve was funded from Investment Securities.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993.


                                                    Cash
                             Net Loss           Distributions         Return of
                            Allocated             Declared             Capital
                            ---------             --------             -------

Limited Partners:
       1995               $  (324,417)            $ 948,700          $ 948,700
       1994                  (803,780)              889,380            889,380
       1993                (1,022,967)              711,525            711,525

General Partner:
       1995               $    (3,277)            $   9,583          $   9,583
       1994                    (8,119)                8,984              8,984
       1993                   (10,333)                7,187              7,187

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

The leasing and renewal negotiations for the Partnership's commercial property are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agent's are located in the same city as the commercial property. All advertising for the commercial property is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,751,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership intends to use the land to construct Park Place Apartments Phase III as discussed on page 20.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To NTS-Properties VI, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 38 through 40 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                             ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 14, 1996




                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994




                                                       1995              1994
                                                  ------------       -----------

ASSETS

Cash and equivalents                               $   867,902       $ 1,617,604
Cash and equivalents - restricted                      301,650           230,604
Investment securities                                1,151,355              --
Accounts receivable                                    158,429           381,455
Land, buildings and amenities, net                  42,196,272        43,872,072
Assets held for development, net                     1,751,234         1,784,457
Other assets                                           386,949           381,692
                                                   -----------       -----------

                                                   $46,813,791       $48,267,884
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $27,653,044       $27,883,025
Accounts payable                                       305,779           265,153
Accounts payable - construction                         70,456              --
Distributions payable                                  239,571           239,571
Security deposits                                      235,187           282,517
Other liabilities                                       21,122            23,009
                                                   -----------       -----------

                                                    28,525,159        28,693,275

Partners' equity                                    18,288,632        19,574,609
                                                   -----------       -----------

                                                   $46,813,791       $48,267,884
                                                   ===========       ===========


The accompanying notes to financial statements are an integral part of these statements.



                                                         NTS-PROPERTIES VI,

                                                   A Maryland Limited Partnership

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                           1995                     1994                    1993
                                                                        -----------             -----------             -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $0 (1995 and
  1994) and $5,623 (1993)                                               $ 8,817,265             $ 8,679,772             $ 8,395,880
 Interest and other income                                                  121,790                 116,300                 120,071
                                                                        -----------             -----------             -----------

                                                                          8,939,055               8,796,072               8,515,951

Expenses:
 Operating expenses                                                       2,382,093               2,578,341               2,196,458
 Operating expenses - affiliated                                          1,055,190               1,053,486               1,137,760
 Amortization of capitalized leasing
  costs                                                                       1,091                  28,783                 176,152
 Interest expense                                                         2,365,542               2,351,670               2,404,250
 Management fees                                                            441,861                 438,523                 428,395
 Repairs and maintenance fees                                                  --                    15,011                    --
 Real estate taxes                                                          746,200                 749,915                 709,218
 Professional and administrative
  expenses                                                                  141,948                 142,593                 163,531
 Professional and administrative
  expenses - affiliated                                                     191,677                 188,131                 192,755
 Depreciation and amortization                                            1,941,147               2,061,518               2,140,732
                                                                        -----------             -----------             -----------

                                                                          9,266,749               9,607,971               9,549,251
                                                                        -----------             -----------             -----------

Net loss                                                                $  (327,694)            $  (811,899)            $(1,033,300)
                                                                        ===========             ===========             ===========

Net loss allocated to the limited
 partners                                                               $  (324,417)            $  (803,780)            $(1,022,967)
                                                                        ===========             ===========             ===========


Net loss per limited partnership                                        $     (6.83)            $    (16.94)            $    (21.57)
                                                                        ===========             ===========             ===========
 unit

Weighted average number of limited
 partnership units                                                           47,435                  47,435                  47,435
                                                                        ===========             ===========             ===========


The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                      Limited         General
                                     Partners        Partners         Total
                                   ------------    ------------    ------------
Balances at December 31, 1992      $ 23,162,002    $   (125,118)   $ 23,036,884

 Net loss                            (1,022,967)        (10,333)     (1,033,300)

 Distributions declared                (711,525)         (7,187)       (718,712)
                                   ------------    ------------    ------------
Balances at December 31, 1993        21,427,510        (142,638)     21,284,872

 Net loss                              (803,780)         (8,119)       (811,899)

 Distributions declared                (889,380)         (8,984)       (898,364)
                                   ------------    ------------    ------------
Balances at December 31, 1994        19,734,350        (159,741)     19,574,609

 Net loss                              (324,417)         (3,277)       (327,694)

 Distributions declared                (948,700)         (9,583)       (958,283)
                                   ------------    ------------    ------------
Balances at December 31, 1995      $ 18,461,233    $   (172,601)   $ 18,288,632
                                   ============    ============    ============


The accompanying notes to financial statements are an integral part of these statements.




                                                         NTS-PROPERTIES VI,

                                                   A Maryland Limited Partnership

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                              1995                   1994                  1993
                                                                           -----------            -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $  (327,694)           $  (811,899)           $(1,033,300)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Accrued interest on investment securities                                   (14,875)                  --                     --
  Amortization of capitalized leasing costs                                     1,091                 28,783                176,152
  Depreciation and amortization                                             1,941,147              2,061,518              2,140,732
  Provision for doubtful accounts                                                --                     --                    5,623
  Changes in assets and liabilities:
   Cash and equivalents - restricted                                          (71,046)               114,977               (102,034)
   Accounts receivable                                                        223,026                (30,079)              (178,531)
   Other assets                                                               (94,952)                10,140                  3,769
   Accounts payable                                                            40,626                (72,951)                51,791
   Security deposits                                                          (47,330)                (9,435)               (21,183)
   Other liabilities                                                           (1,887)                (2,639)                (9,472)
                                                                          -----------            -----------            -----------

  Net cash provided by operating activities                                 1,648,106              1,288,415              1,033,547
                                                                          -----------            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to land, buildings and
 amenities                                                                   (143,520)                (8,796)              (194,487)
Additions to accounts payable -
 construction                                                                  70,456                   --                     --
Purchase of investment securities                                          (2,642,085)                  --                     --
Maturity of investment securities                                           1,505,605                   --                     --
                                                                          -----------            -----------            -----------

  Net cash used in investing activities                                    (1,209,544)                (8,796)              (194,487)
                                                                          -----------            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                      (229,981)              (218,449)              (799,293)
Cash distributions                                                           (958,283)              (838,471)              (718,712)
Additions to loan costs                                                          --                     --                  (56,722)
Cash and equivalents - restricted                                                --                     --                  600,000
                                                                          -----------            -----------            -----------

  Net cash used in financing activities                                    (1,188,264)            (1,056,920)              (974,727)
                                                                          -----------            -----------            -----------

  Net increase (decrease) in cash and
   equivalents                                                               (749,702)               222,699               (135,667)

CASH AND EQUIVALENTS, beginning of year                                     1,617,604              1,394,905              1,530,572
                                                                          -----------            -----------            -----------

CASH AND EQUIVALENTS, end of year                                         $   867,902            $ 1,617,604            $ 1,394,905
                                                                          ===========            ===========            ===========

Interest paid on a cash basis                                             $ 2,367,146            $ 2,349,889            $ 2,393,879
                                                                          ===========            ===========            ===========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     Significant Accounting Policies
       -------------------------------

       A)    Organization
             ------------

             NTS-Properties VI, a Maryland Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the State of Maryland on December 27, 1984. The general partner is NTS-Properties Associates VI, (a Kentucky limited partnership). The Partnership is in the business of developing, constructing, owning and operating apartment complexes and commercial real estate.

       B)    Properties
             ----------

             The Partnership owns and operates the following properties:

             - Sabal Park Apartments, a 162-unit luxury apartment complex in Orlando, Florida

             - Park Place Apartments Phase I, a 180-unit luxury apartment complex in Lexington, Kentucky

             - Willow Lake Apartments, a 207-unit luxury apartment complex in Indianapolis, Indiana

             - A 96% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida

             - A 95% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet located in Louisville, Kentucky

             The Partnership also owns approximately 15 acres of land in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III).

       C)    Allocation of Net Income (Loss) and Cash Distributions
             ------------------------------------------------------

             Pre-Termination Date Net Cash Receipts and Interim Net Cash Receipts, as defined in the partnership agreement and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the general partner. Net Cash Proceeds, as defined in the partnership agreement, will be distributed 1) 99% to the limited partners and 1% to the general partner until the limited partners have received cash distributions from all sources (except Pre-Termination Date Net Cash Receipts) equal to their Original Capital; and 2) the remainder, 80% to the limited partners and 20% to the general partner. Net operating income shall be allocated to the limited partners and the general partner in proportion to their respective cash distributions.

       -------------------------------------------

       C)    Allocation of Net Income (Loss) and Cash Distributions - Continued
             ------------------------------------------------------------------

             Net Operating Income in excess of cash distributions and Net Gains from Sales shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their Original Capital less cash distributions except distributions of Pre-Termination Date Net Cash Receipts; 3) the balance, 80% to the limited partners and 20% to the general partner. Net Operating Losses shall be allocated 99% to the limited partners and 1% to the general partner.

       D)    Tax Status
             ----------

             The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

             A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                            1995          1994          1993
                                        -----------   -----------   -----------

              Net loss                  $  (327,694)  $  (811,899)  $(1,033,300)

              Items handled differently
               for tax purposes:
               Depreciation and
                amortization               (195,060)     (211,507)     (237,825)
               Capitalized leasing
                costs                        35,750        61,669       198,680
               Allowance for doubtful
                accounts                       --            --         (52,277)
               Write-off of unamortized
                tenant improvements         (22,832)          424       (43,364)
               Rental income                (18,296)       (3,549)       61,758
                                         -----------  -----------   -----------

              Taxable loss               $  (528,132) $  (964,862)  $(1,106,328)
                                         ===========  ===========   ===========

       E)    Use of Estimates in the Preparation of Financial Statements
             -----------------------------------------------------------

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       F)    Joint Venture Accounting
             ------------------------

             The Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

       -------------------------------------------

       G)    Cash and Equivalents - Restricted
             ---------------------------------

             Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

             1993 financing activity cash flow from cash and equivalents restricted represents the proceeds from a $600,000 certificate of deposit. The Partnership's interest was pledged to the lender of the approximately $8.6 million note. The lender was to release the collateral when Willow Lake Apartments, the apartment complex located on the property covered by the mortgage, was generating annual gross revenues in an amount not less than $2,006,580 for a period of six consecutive months. The loan provided that in the event the level of gross revenues was not achieved by October 1993, the proceeds of the collateral would be applied against the principal balance of the loan outstanding at the time. The $600,000 certificate of deposit was applied against the principal balance of the loan during October 1993.

       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at December 31, 1995:

                                         Amortized     Maturity       Value At
                     Type                   Cost         Date         Maturity
                     ----                   ----         ----         --------

             FHLB Discount Note          $  269,271    01/18/96     $  270,000
             FNMA Discount Note             183,637    02/20/96        185,000
             Certificate of Deposit         416,469    02/28/96        419,972
             FNMA Discount Note             281,978    03/13/96        285,000
                                          ---------                  ---------

                                         $1,151,355                 $1,159,972
                                          =========                  =========

             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months during 1994 or 1993.

       I)    Basis of Property and Depreciation
             ----------------------------------

             Land,   buildings   and   amenities  are  stated  at  cost  to  the
             Partnership.   Costs  directly  associated  with  the  acquisition,
             development and construction of a project are capitalized.

             Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5-30 years for building and improvements, 5 - 30 years for amenities and the applicable lease term for tenant improvements.

             In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The

       -------------------------------------------

       I)    Basis of Property and Depreciation - Continued
             ----------------------------------------------

             Partnership is required to adopt the Statement no later than January 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle.

             The Partnership plans to adopt the Statement as of January 1, 1996. Based on a preliminary review, the Partnership does not anticipate that any material adjustments will be required.

       J)    Capitalized Leasing Costs
             -------------------------

             The Partnership has capitalized certain costs associated with the initial leasing of the properties. These costs are being amortized over a five year period.

       K)    Rental Income and Deferred Leasing Commissions
             ----------------------------------------------

             Certain of the Partnership's lease agreements at Plainview Point III Office Center are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $112,897 and $93,852 at December 31, 1995 and 1994, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

       L)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       M)    Reclassification of 1994 and 1993 Financial Statements
             ------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1994 and 1993 financial statements to conform with December 31, 1995 classifications. These reclassifications have no effect on previously reported operations.

2.     Concentration of Credit Risk
       ----------------------------

       The Partnership owns and operates residential properties in Kentucky (Louisville and Lexington), Indiana (Indianapolis) and Florida (Orlando). The apartment unit is generally the principal residence of the tenant. The Partnership also owns and operates, through a joint venture, a commercial property in Louisville, Kentucky. Substantially all of the tenants are local businesses or are businesses which have operations in the Louisville area.

3.     Investment in Joint Ventures
       ----------------------------

       A)    NTS Sabal Golf Villas Joint Venture
             -----------------------------------

             In 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop and construct a 158-unit luxury apartment complex on a 13.15-acre site located in Orlando, Florida, known as Golf Brook Apartments Phase I. NTS-Properties IV

3.     Investment in Joint Ventures
       ----------------------------

       A)    NTS Sabal Golf Villas Joint Venture - Continued
             -----------------------------------------------

             contributed land valued at $1,900,000 with an outstanding note payable to a bank of $1,200,000 which was secured by the land. The Partnership contributed the construction and carrying costs of the apartment complex.

             In 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069 acre site adjacent to Golf Brook Apartments Phase I. The Partnership contributed land, construction costs, and the cost of the initial leasing of this second phase.

             The Partnership made contributions of approximately $15.8 million for construction and carrying costs and retired the $1,200,000 note payable in 1987, which increased the Partnership's percentage interest in the joint venture. The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 96% at December 31, 1995. The Partnership's share of the joint venture's net operating income was $1,058,691 (1995), $816,229
             (1994) and $739,403 (1993).

       B)    Plainview Point III Joint Venture
             ---------------------------------

             In 1987, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop and construct an approximately 62,000 square foot office building located in Louisville, Kentucky known as Plainview Point III Office Center.

             NTS-Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. The Partnership contributed the construction and carrying costs of the complex. The Partnership made contributions of approximately $4.1 million for construction and carrying costs and retired the $550,000 note payable in 1987, which increased the Partnership's percentage interest in the joint venture. The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 95% at December 31, 1995. The Partnership's share of the joint venture's net operating income
             (loss) was $12,423 (1995), $(59,399) (1994) and $(113,983) (1993).

4.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                                 1995                  1994
                                              -----------          -----------

       Land and improvements                  $14,862,974          $14,852,864
       Buildings and improvements              45,170,635           45,090,923
       Amenities                                1,511,656            1,507,312
                                               ----------           ----------

                                               61,545,265           61,451,099

       Less accumulated depreciation           19,348,993           17,579,027
                                               ----------           ----------

                                              $42,196,272          $43,872,072
                                               ==========           ==========

5.     Assets Held for Development
       ---------------------------

       The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,751,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership intends to use the land to construct Park Place Apartments Phase III. This was the result of the Partnership receiving a market analysis which shows it to be advantageous to build additional apartment units at Park Place Apartments. Efforts to sell the land have not produced attractive prices. The Partnership is currently considering a phased development of apartment units on this land utilizing cash reserves and a portion of cash flow. As of December 31, 1995, no commitments have been made in connection with this project.

6.     Interest Repurchase Reserve
       ---------------------------

       As of December 31, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 1,897 Units at a price of $250 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve was funded from Investment Securities.

7.     Mortgages Payable
       -----------------

       Mortgages payable as of December 31 consist of the following:

                                                       1995             1994
                                                   -----------      ------------
       Mortgage  payable  with an insurance
       company  bearing  interest at 8.375%,
       due October 5, 2002 secured by
       certain land, buildings and
       amenities                                   $ 4,050,879      $ 4,102,291

       Mortgage payable with an insurance
       company bearing interest at 8.375%,
       due October 5, 2002 secured by
       certain land, buildings and
       amenities                                       964,495          976,736

       Mortgage payable with an insurance
       company bearing interest at 8.625%,
       due August 1, 1997 secured by
       certain land, buildings and
       amenities                                     9,200,000        9,200,000

       Mortgage payable with an insurance
       company bearing interest at 9.20%,
       due November 1, 1997 secured by
       certain land, buildings and
       amenities                                     8,631,951        8,727,008

                              (continued next page)

       -----------------------------

                                                       1995           1994
                                                   -----------     ------------
       Mortgage  payable  with an  insurance
       company  bearing  interest at 7.25%,
       due January 5, 2003 secured by
       certain land, buildings and                 $ 2,883,431      $ 2,926,194
       amenities

       Mortgage payable to an insurance
       company, bearing interest at 7.25%,
       due January 5, 2003 secured by
       certain land, buildings and
       amenities                                     1,922,288        1,950,796
                                                    ----------       ----------
                                                   $27,653,044      $27,883,025
                                                    ==========       ==========

       The mortgages are payable in monthly installments of $280,642 which includes principal, interest, property taxes and insurance. Scheduled maturities of debt are as follows:

       For the Years Ended December 31,                      Amount
       --------------------------------                      ------

                             1996                         $   249,987
                             1997                          17,885,345
                             1998                             170,294
                             1999                             184,046
                             2000                             198,916
                          Thereafter                        8,964,456
                                                          -----------

                                                          $27,653,044
                                                          ===========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $33,800,000.

8.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1995:

       For the Years Ended December 31,                    Amount
       --------------------------------                    ------

                             1996                       $   637,471
                             1997                           547,579
                             1998                           499,752
                             1999                           375,599
                             2000                           334,214
                          Thereafter                        113,241
                                                        -----------

                                                        $ 2,507,856
                                                        ===========

9.     Related Party Transactions
       --------------------------

       Pursuant to the partnership agreement, property management fees of $441,861 (1995), $438,523 (1994) and $428,395 (1993) were paid to NTS
       Development Company, an affiliate of the general partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to the partnership agreement, the NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The

       --------------------------------------

       Partnership has incurred $6,200 (1995) and $15,212 (1994) as a repair and maintenance fee. The Partnership has capitalized $6,200 (1995) and $201
       (1994) as part of land,  buildings  and  amenities  and expensed  $15,011
       (1994) as a repair and maintenance fee. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

       These charges were as follows:


                                       1995              1994            1993
                                    ----------        ----------      ----------

       Administrative               $  245,369         $ 240,133       $ 242,899
       Property manager                786,667           803,635         869,006
       Leasing                         229,309           184,919         207,039
       Other                             9,285            16,024          74,965
                                     ---------         ---------       ---------

                                    $1,270,630        $1,244,711      $1,393,909
                                     =========         =========       =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Because the Partnership is a limited partnership and not a corporation, it has no directors or officers as such. Management of the Partnership is the responsibility of the general partner, NTS-Properties Associates VI. The Partnership has entered into a management contract with NTS Development Company, an affiliate of the general partner, to provide property management services.

The general partners of NTS-Properties Associates VI are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 54) is the managing general partner of NTS-Properties Associates VI and Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good, (age 56) President and Chief Operating Officer of NTS Corporation and President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good and John W. Hampton.

John W. Hampton
---------------

John W. Hampton (age 46) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.  Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the general partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1995, 1994 and 1993.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocation and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The general partner is NTS-Properties Associates VI, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the general partner and their total respective interests in NTS-Properties Associates VI are as follows:

       J. D. Nichols                                            38.60%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       NTS Capital Corporation                                   9.95%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       Richard L. Good                                          10.00%
       10172 Linn Station Road
       Louisville, Kentucky 40223

The remaining 41.45% interests are owned by various limited partners of NTS-Properties Associates VI.

Item 13.  Certain Relationships and Related Transactions

Pursuant to the  partnership  agreement,  property  management  fees of $441,861
(1995),  $438,523  (1994)  and  $428,395  (1993)  were  paid to NTS  Development
Company, an affiliate of the general partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to the partnership agreement, the NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $6,200 (1995) and $15,212 (1994) as a repair and maintenance fee. The Partnership has capitalized $6,200 (1995) and $201 (1994) as part of land, buildings and amenities and expensed $15,011 (1994) as a repair and maintenance fee. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                              1995              1994            1993
                           ----------        ----------      ----------

Administrative             $  245,369         $ 240,133       $ 242,899
Property manager              786,667           803,635         869,006
Leasing                       229,309           184,919         207,039
Other                           9,285            16,024          74,965
                            ---------         ---------       ---------

                           $1,270,630        $1,244,711      $1,393,909
                            =========         =========       =========

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1995, 1994 and 1993 together with the report of Arthur Andersen LLP, dated February 14, 1996, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                                      Page No.
        ----------                                                      --------


        III-Real Estate and Accumulated Depreciation                     38-40

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits


        Exhibit No.                                        Page No.
        -----------                                        --------

         3.     Amended and Restated Agreement               *
                Certificate of Limited Partnership
                of NTS-Properties VI, a Maryland
                limited partnership

         3a.    First Amendment to Amended and               **
                Restated Agreement of Limited
                Partnership of NTS-Properties VI,
                a Maryland limited partnership

        10.     Property Management and Construction         *
                Construction Agreement between
                NTS Development Company and
                NTS-Properties VI, a Maryland
                limited partnership

        27.     Financial Data Schedule                   Included
                                                          herewith

         * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985 (effective June 25, 1985) under Commission File No.2-96583.

        ** Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0-14695).

4.      Reports on Form 8-K

        There were no reports on Form 8-K for the quarter ended December 31, 1995.




                                             NTS-PROPERTIES VI

                                       A Maryland Limited Partnership

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995





                                                                                                Park Place
                                                                       Sabal Park               Apartments              Willow Lake
                                                                       Apartments                 Phase I                Apartments
                                                                       ----------                 -------                ----------
Encumbrances                                                                   (A)                      (A)                      (B)

Initial cost to partnership:
  Land                                                                 $ 3,063,046              $ 2,320,938              $ 3,770,328
  Buildings and improvements                                             8,417,719                9,630,935               12,616,655

Cost capitalized subsequent to
 acquisition
  Improvements                                                              20,338                   29,336                  186,976
  Carrying costs                                                              --                       --                       --

Gross amount at which carried
 December 31, 1995:(C)
  Land                                                                 $ 3,063,046              $ 2,333,428              $ 3,770,328
  Buildings and improvements                                             8,438,057                9,647,781               12,803,631
                                                                       -----------              -----------              -----------

  Total                                                                $11,501,103              $11,981,209              $16,573,959
                                                                       ===========              ===========              ===========

Accumulated depreciation                                               $ 4,144,234              $ 3,758,151              $ 4,876,661
                                                                       ===========              ===========              ===========

Date of construction                                                         06/84                    04/84                    03/85

Date Acquired                                                                  N/A                      N/A                      N/A

Life at which depreciation in
 latest income statement is
 computed                                                                      (D)                      (D)                      (D)


(A)     First mortgages held by two insurance companies.
(B)     First mortgage held by an insurance company.
(C)     Aggregate cost of real estate for tax purposes is $59,295,905.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.



                                             NTS-PROPERTIES VI

                                       A Maryland Limited Partnership

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995





                                                                                                 Plainview
                                                                        Golf Brook               Point III                 Total
                                                                        Apartments             Office Center            Pages 38-39
                                                                        ----------             -------------            -----------
Encumbrances                                                                   (A)                      (B)

Initial cost to partnership:
  Land                                                                 $ 4,384,363              $ 1,268,339              $14,807,014
  Buildings and improvements                                            12,302,319                2,270,729               45,238,357

Cost capitalized subsequent to
 acquisition
  Improvements                                                              77,881                1,185,363                1,499,894
  Carrying costs                                                              --                       --                       --

Gross amount at which carried
 December 31, 1995:
  Land                                                                 $ 4,405,353              $ 1,290,819              $14,862,974
  Buildings and improvements                                            12,359,210                3,433,612               46,682,291
                                                                       -----------              -----------              -----------

  Total                                                                $16,764,563              $ 4,724,431              $61,545,265
                                                                       ===========              ===========              ===========

Accumulated depreciation                                               $ 5,003,314              $ 1,566,633              $19,348,993
                                                                       ===========              ===========              ===========

Date of construction                                                         05/88                    01/88

Date Acquired                                                                  N/A                      N/A

Life at which depreciation in
 latest income statement is
 computed                                                                      (C)                      (C)


(A)     First mortgage held by an insurance company.
(B)     None.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.




                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   Real             Accumulated
                                                  Estate           Depreciation
                                                  ------           ------------

Balances at December 31, 1992                  $ 61,345,148        $ 13,723,489

Additions during period:
 Improvements (a)                                   196,251                --
 Depreciation (b)                                      --             2,016,677

Deductions during period:
 Retirements                                        (94,404)            (92,638)
                                               ------------        ------------

Balances at December 31, 1993                    61,446,995          15,647,528

Additions during period:
 Improvements (a)                                    12,539                --
 Depreciation (b)                                      --             1,936,191

Deductions during period:
 Retirements                                         (8,435)             (4,692)
                                               ------------        ------------

Balances at December 31, 1994                    61,451,099          17,579,027

Additions during period:
 Improvements (a)                                   141,550                --
 Depreciation (b)                                      --             1,815,820

Deductions during period:
 Retirements                                        (47,384)            (45,854)
                                               ------------        ------------

Balances at December 31, 1995                  $ 61,545,265        $ 19,348,993
                                               ============        ============


(a) The additions to real estate on this schedule will differ from the expenditures for land, buildings and amenities on the Statements of Cash Flows as a result of minor changes in the Partnership's joint venture investment ownership percentages. Changes that may occur in the ownership percentages are less than one percent.

(b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and depreciation of a portion of assets held for development.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties VI, a Maryland Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NTS-PROPERTIES VI, a Maryland Limited
                                           Partnership
                                                       (Registrant)

                                          BY:   NTS-Properties Associates VI,
                                                General Partner,
                                                BY: NTS Capital Corporation,
                                                    General Partner


                                                /s/ John W. Hampton
                                                    John W. Hampton
                                                    Senior Vice President


Date:      March 28      , 1996


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

      Signature                          Title
      ---------                          -----


/s/ J. D. Nichols                        General Partner of NTS-Properties
    J. D. Nichols                        Associates VI and Chairman of the
                                         Board and Sole Director of NTS
                                         Capital Corporation


/s/ Richard L. Good                      General Partner of NTS-Properties
    Richard L. Good                      Associates VI and President of NTS
                                         Capital Corporation


/s/ John W. Hampton                      Senior Vice President of NTS Capital
    John W. Hampton                      Corporation


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.