Form 10-Q
period 1996-03-31
NTS PROPERTIES VI/MD
filed 1996-05-15
CIK 765232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1996


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _____________________

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

                                                              YES  X         NO

Exhibit Index: See page 14
Total Pages: 15

                                TABLE OF CONTENTS

                                                                     Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1996 and December 31, 1995                 3

            Statements of Operations
              For the three months ended March 31, 1996 and 1995         4

            Statements of Cash Flows
              For the three months ended March 31, 1996 and 1995         5

            Notes To Financial Statements                              6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9-13


                                     PART II

1.     Legal Proceedings                                                14
2.     Changes in Securities                                            14
3.     Defaults upon Senior Securities                                  14
4.     Submission of Matters to a Vote of Security Holders              14
5.     Other Information                                                14
6.     Exhibits and Reports on Form 8-K                                 14

Signatures                                                              15



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                      As of             As of
                                                  March 31, 1996  December 31, 1995*
                                                  --------------  ------------------
ASSETS
Cash and equivalents                               $   831,138       $   867,902
Cash and equivalents - restricted                      506,129           301,650
Investment securities                                  940,952         1,151,355
Accounts receivable                                    231,527           158,429
Land, buildings and amenities, net                  41,751,585        42,196,272
Assets held for development, net                     1,742,053         1,751,234
Other assets                                           368,300           386,949
                                                   -----------       -----------

                                                   $46,371,684       $46,813,791
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $27,592,489       $27,653,044
Accounts payable                                       322,579           305,779
Accounts payable - construction                           --              70,456
Distributions payable                                  231,773           239,571
Security deposits                                      232,629           235,187
Other liabilities                                      209,472            21,122
                                                   -----------       -----------

                                                    28,588,942        28,525,159

Partners' equity                                    17,782,742        18,288,632
                                                   -----------       -----------

                                                   $46,371,684       $46,813,791
                                                   ===========       ===========


                                        Limited           General
                                       Partners           Partner           Total
                                       --------           -------           -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                      $ 40,518,631       $      100      $ 40,518,731
Net income (loss) - prior years       (12,533,124)         (78,207)      (12,611,331)
Net income - current year                 110,765            1,119           111,884
Cash distributions declared to
 date                                  (9,584,361)         (96,812)       (9,681,173)
Repurchase of limited
 partnership units                       (555,369)           --             (555,369)
                                      ------------       ----------      ------------

Balances at March 31, 1996           $ 17,956,542       $ (173,800)     $ 17,782,742
                                      ============       ==========      ===========

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 29, 1996



                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              March 31,
                                                              ---------

                                                        1996           1995
                                                        ----           ----

Revenues:
 Rental income                                      $ 2,346,366     $ 2,124,326
 Interest and other income                               31,810          23,696
                                                    -----------     -----------

                                                      2,378,176       2,148,022

Expenses:
 Operating expenses                                     526,516         535,315
 Operating expenses - affiliated                        282,643         270,849
 Interest expense                                       587,813         593,194
 Management fees                                        115,787         106,384
 Real estate taxes                                      187,387         187,787
 Professional and administrative expenses                36,174          37,264
 Professional and administrative expenses
  - affiliated                                           50,491          47,950
 Depreciation and amortization                          479,481         497,508
                                                    -----------     -----------

                                                      2,266,292       2,276,251
                                                    -----------     -----------

Net income (loss)                                   $   111,884     $  (128,229)
                                                    ===========     ===========

Net income (loss) allocated to the limited
 partners                                           $   110,765     $  (126,947)
                                                    ===========     ===========

Net income (loss) per limited partnership
 unit                                               $      2.34     $     (2.68)
                                                    ===========     ===========

Weighted average number of limited
 partnership units                                       47,255          47,435
                                                    ===========     ===========





                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS



                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------

                                                             1996           1995
                                                             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $   111,884    $  (128,229)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Accrued interest on investment securities                   9,116           --
  Depreciation and amortization                             479,481        497,508
  Changes in assets and liabilities:
   Cash and equivalents - restricted                       (190,479)      (180,085)
   Accounts receivable                                      (73,098)       222,557
   Other assets                                              (3,505)       (30,230)
   Accounts payable                                          16,798         58,947
   Security deposits                                         (2,558)       (18,444)
   Other liabilities                                        188,353        189,061
                                                        -----------    -----------

  Net cash provided by operating activities                 535,992        611,085
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to land, buildings and amenities              (73,918)        (4,406)
Purchase of investment securities                          (935,192)          --
Maturity of investment securities                         1,136,480           --
                                                        -----------    -----------

  Net cash provided by (used in) investing activities       127,370         (4,406)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                     (60,555)       (55,710)
Cash distributions                                         (239,571)      (239,571)
Repurchase of limited partnership units                    (386,000)          --
Cash and equivalents - restricted                           (14,000)          --
                                                        -----------    -----------

  Net cash used in financing activities                    (700,126)      (295,281)
                                                        -----------    -----------

  Net increase (decrease) in cash and equivalents           (36,764)       311,398

CASH AND EQUIVALENTS, beginning of period                   867,902      1,617,604
                                                        -----------    -----------

CASH AND EQUIVALENTS, end of period                     $   831,138    $ 1,929,002
                                                        ===========    ===========

Interest paid on a cash basis                           $   588,235    $   593,583
                                                        ===========    ===========

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1996 and 1995.

1.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and funds reserved by the Partnership for the repurchase of limited partnership Units.

2.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1995 and 1996, the Partnership sold no investment securities. The following provides details regarding the investments held at March 31, 1996:

                                      Amortized       Maturity     Value At
              Type                      Cost            Date       Maturity
              ----                      ----            ----       --------

     Certificate of Deposit           $ 272,784       05/02/96    $  273,951
     Certificate of Deposit             301,594       06/03/96       304,044
     Certificate of Deposit             165,869       07/03/96       167,841
     U.S. Treasury Bill                 200,705       08/01/96       204,000
                                       --------                     --------

                                      $ 940,952                    $ 949,836
                                       ========                     ========

3.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                       March 31,    December 31,
                                                         1996          1995
                                                         ----          ----
     Mortgage  payable  with an insurance
     company  bearing  interest at 8.625%,
     due August 1, 1997, secured by certain
     land, buildings and amenities                   $ 9,200,000    $ 9,200,000

     Mortgage payable with an insurance
     company bearing interest at 9.20%, due
     November 1, 1997, secured by certain
     land, buildings and amenities                     8,606,794      8,631,951

     Mortgage payable with an insurance
     company bearing interest at 8.375%,
     due October 5, 2002, secured by
     certain land, buildings and amenities             4,037,342      4,050,879

                              (continued next page)

     -----------------------------

                                                       March 31,   December 31,
                                                         1996          1995
                                                         ----          ----
     Mortgage  payable  with an insurance
     company  bearing  interest at 8.375%,
     due October 5, 2002, secured by
     certain land, buildings and amenities           $   961,272    $   964,495

     Mortgage payable with an insurance
     company bearing interest at 7.25%, due
     January 5, 2003, secured by certain
     land, buildings and amenities                     2,872,249      2,883,431

     Mortgage payable to an insurance
     company, bearing interest at 7.25%,
     due January 5, 2003, secured by
     certain land, buildings and amenities             1,914,832      1,922,288
                                                      ----------     ----------
                                                     $27,592,489    $27,653,044
                                                      ==========     ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $33,300,000.

4.   New Accounting Pronouncement
     ----------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership adopted the Statement as of January 1, 1996 as required. No adjustments were required.

5.   Related Party Transactions
     --------------------------

     Pursuant to the partnership agreement, property management fees of $115,787 and $106,384 for the three months ended March 31, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of gross revenues of the commercial property. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements and major repair and renovation projects. The Partnership has incurred $561 for the three months ended March 31, 1995 as a repair and maintenance fee. The Partnership has expensed as an operating expense - affiliated $561 as a repair and maintenance fee during the three months ended March 31, 1995. There was no similar expense during the three months ended March 31, 1996. The Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1996 and 1995.

     --------------------------------------

     These charges include items which have been expensed as operating  expenses
     - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities:


                                          1996                 1995
                                       ----------           ----------

          Administrative               $   64,926           $   61,922
          Property manager                214,868              198,908
          Leasing agents                   69,118               54,580
          Other                               218                2,828
                                        ---------            ---------

                                       $  349,130           $  318,238
                                        =========            =========

6.   Reclassification of 1995 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the March 31, 1995 financial statements to conform with the March 31, 1996 classifications. These classifications have no effect on previously reported operations.

7.   Interest Repurchase Reserve
     ---------------------------

     As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership will be able to repurchase up to 1,897 Units at a price of $250 per Unit. As of March 31, 1996, the Partnership had repurchased a total of 1,544 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                    1996               1995
                                                  --------            ------

Wholly-Owned Properties
- -----------------------

Sabal Park Apartments                                  93%               89%

Park Place Apartments Phase I                          93%               92%

Willow Lake Apartments                                 94%               88%

Properties Owned in Joint Venture
with NTS- Properties IV (Ownership % at
March 31, 1996)
- ---------------------------------------

Golf Brook Apartments (96%)                            92%               94%

Plainview Point III Office Center (95%)                98%               48%

Rental and other income generated by the Partnership's properties for the three months ended March 31, 1996 and 1995 was as follows:


                                                 1996                   1995
                                              ---------              ---------

Wholly-Owned Properties
- -----------------------

Sabal Park Apartments                         $ 441,415              $ 409,761

Park Place Apartments Phase I                 $ 432,992              $ 416,692

Willow Lake Apartments                        $ 611,913              $ 540,148

Properties Owned in Joint Venture
with NTS- Properties IV (Ownership %
at March 31, 1996)
- ------------------------------------

Golf Brook Apartments (96%)                   $ 672,205              $ 656,862

Plainview Point III Office Center (95%)       $ 196,905              $ 109,862

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

- ---------------------------------

Sabal Park Apartments' occupancy increased from 89% at March 31, 1995 to 93% at March 31, 1996. Average occupancy for the three month period ended March 31 increased from 90% in 1995 to 93% in 1996. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the increase in average occupancy, increased rental rates and increased fees collected upon early lease termination.

Park Place Apartments Phase I had a 1% increase in occupancy from March 31, 1995 to March 31, 1996. Average occupancy for the three month period ended March 31 decreased from 93% in 1995 to 91% in 1996. Rental and other income at Park Place Apartments Phase I increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of increased rental rates and increased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for average occupancy to decrease and revenues to increase when the number of fully furnished units occupied has increased. The increases in rental and other income at Park Place Apartments Phase I are partially offset by the decrease in average occupancy.

Willow Lake Apartments' occupancy increased from 88% at March 31, 1995 to 94% at March 31, 1996. Average occupancy for the three month period ended March 31 increased from 89% in 1995 to 96% in 1996. Rental and other income increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the increase in average occupancy, increased rental rates and increased income from fully furnished units.

Golf Brook Apartments' occupancy decreased from 94% at March 31, 1995 to 92% at March 31, 1996. Average occupancy for the three month period ended March 31 was 94% in 1995 and 1996. Rental and other income at Golf Brook Apartments increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of increased rental rates and increased fees collected for short term leases and for early lease terminations.

The 50% increase in occupancy at Plainview Point III Office Center from March 31, 1995 to March 31, 1996 is primarily the result of two new leases totalling 27,070 square feet. The new leases consist of a 10,343 square foot 63-month lease (took occupancy September 1, 1995) and a 16,727 square foot five-year lease (took occupancy December 27, 1995). The increase in occupancy can also be attributed to an expansion by a current tenant of its existing space by approximately 4,400 square feet. Average occupancy for the three months ended March 31 increased from 54% in 1995 to 96% in 1996. Rental and other income increased at Plainview Point III Office Center for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the increase in average occupancy.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes income from investments made by the Partnership with cash reserves. The increase in interest income for the three months ended March 31, 1996 as compared to the same period in 1995 is a result of increased cash reserves being available for investment.

- ---------------------------------

Operating expenses decreased for the three months ended March 31, 1996 as compared to the same period in 1995 primarily as a result of decreased landscaping costs at Golf Brook and Sabal Park Apartments and decreased repair and maintenance costs and exterior wood replacement costs at Sabal Park Apartments. These decreases in operating expenses are partially offset by increased costs associated with fully furnished units at Willow Lake Apartments and Park Place Apartments Phase I and increased carpet and vinyl replacement costs at Park Place Apartments Phase I. Operating expenses remained fairly constant at Plainview Point III Office Center for the three months ended March 31, 1996 as compared to the same period in 1995.

The change in operating expenses - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense remained fairly constant for the three months ended March 31, 1996 as compared to the same period in 1995.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated have remained fairly constant for the three months ended March 31, 1996 as compared to the same period in 1995. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. Depreciation at Plainview Point III Office Center remained fairly constant for the three months ended March 31, 1996 as compared to the same period in 1995. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $59,300,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operations was $535,992 and $611,085 for the three months ended March 31, 1996 and 1995, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $231,773 for the three months ended March 31, 1996 and a 2% (annualized) cash distribution of $239,571 for the three months ended March 31, 1995. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March 31) were $1,772,090 and $1,929,002 at March 31, 1996 and 1995, respectively.

- -------------------------------------------

As of March 31, 1996, the Partnership had a mortgage payable to an insurance company in the amount of $9,200,000. The mortgage bears interest at a fixed rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of March 31, 1996, the Partnership had a mortgage payable to an insurance company in the amount of $8,606,794. The mortgage payable is due November 1, 1997, bears interest at a fixed rate of 9.20% and is secured by the land, buildings and amenities of Willow Lake Apartments. Current monthly principal payments are based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

As of March 31, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $4,037,342 and $961,272. Both mortgages are due October 5, 2002, currently bear interest at a fixed rate of 8.375% and are secured by the land, buildings and amenities of Park Place Apartments Phase I. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of March 31, 1996, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,872,249 and $1,914,832. Both mortgages are due January 5, 2003, currently bear interest at a fixed rate of 7.25% and are secured by the land, buildings and amenities of Sabal Park Apartments. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

As previously discussed in the Partnership's Form 10-K for the year ended December 31, 1995, the General Partner of the Partnership was exploring the possibility of refinancing the current mortgages payable encumbering the Partnership's properties. As a result of an increase in current interest rates, the Partnership has suspended inquiries into alternative financings.

As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership will be able to repurchase up to 1,897 Units at a price of $250 per Unit. As of March 31, 1996, the Partnership had repurchased a total of 1,544 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The Partnership is currently contemplating an additional funding to its Interest Repurchase Reserve in the near term.

The majority of the Partnership's cash flow is derived from operating activities. The decrease in accounts receivable during 1995 represents a settlement received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. Cash flows used in investing activities are for capital improvements at the Partnership's properties. The capital improvements are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions,

- -------------------------------------------

principal payments on mortgages payable and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1995.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1996 and 1995. These distributions were funded by cash flow derived from operating activities.


                                Net Income          Cash
                                 (Loss)         Distributions      Return of
                                Allocated          Declared         Capital
                                ---------          --------         -------

     Limited Partners:
           1996                 $ 110,765         $ 229,455        $ 118,690
           1995                 (126,947)           237,175          237,175

     General Partner:
           1996                 $   1,119         $   2,318        $   1,199
           1995                   (1,282)             2,396            2,396

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,740,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land. At this time, no final decision has been made.

PART II.  OTHER INFORMATION

1.    Legal Proceedings

      None

2.    Changes in Securities

      None

3.    Defaults upon Senior Securities

      None

4.    Submission of Matters to a Vote of Security Holders

      None

5.    Other Information

      None

6.    Exhibits and Reports on Form 8-K

      (a)     Exhibits

              Exhibit 27. Financial Data Schedule

      (b)     Reports on Form 8-K

              From 8-K, dated February 1, 1996, was filed to report in Item 5 the fact that the Partnership has established an Interest Repurchase Reserve pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership.

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


Date:    May 14, 1996