Form 10-Q
period 1996-06-30
NTS PROPERTIES VI/MD
filed 1996-08-13
CIK 765232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________   to   _____________


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

                                 Not Applicable
 -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X      No


Exhibit Index:    See page 15
Total Pages:      16

                                TABLE OF CONTENTS

                                                                           Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of June 30, 1996 and December 31, 1995                           3

         Statements of Operations
           For the three months and six months ended
           June 30, 1996 and 1995                                              4

         Statements of Cash Flows
           For the three months and six months ended
           June 30, 1996 and 1995                                              5

         Notes to Financial Statements                                       6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-14

                                     PART II

1.       Legal Proceedings                                                    15
2.       Changes in Securities                                                15
3.       Defaults upon Senior Securities                                      15
4.       Submission of Matters to a Vote of Security Holders                  15
5.       Other Information                                                    15
6.       Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                   As of             As of
                                              June 30, 1996    December 31, 1995*
                                              -------------    ------------------


ASSETS
   Cash and equivalents                      $       672,148     $      867,902
   Cash and equivalents - restricted                 618,007            301,650
   Investment securities                           1,029,030          1,151,355
   Accounts receivable                               150,736            158,429
   Land, buildings and amenities,
      net                                         41,304,744         42,196,272
   Assets held for development, net                1,732,873          1,751,234
   Other assets                                      317,509            386,949
                                             ---------------     --------------
                                             $    45,825,047     $   46,813,791
                                             ===============     ==============


LIABILITIES AND PARTNERS' EQUITY
   Mortgages payable                         $    27,530,657     $   27,653,044
   Accounts payable - operations                     335,627            305,779
   Accounts payable - construction                    --                 70,456
   Distributions payable                             224,808            239,571
   Security deposits                                 238,324            235,187
   Other liabilities                                 295,588             21,122
                                             ---------------      --------------
                                                  28,625,004         28,525,159

   Partners' equity                               17,200,043         18,288,632
                                             ---------------      --------------


                                             $    45,825,047     $   46,813,791
                                             ===============     ==============



                                        Limited        General
                                        Partners        Partner        Total
                                        --------        -------        -----
Capital contributions, net of
  offering costs                     $  40,518,631  $       100  $   40,518,731
Net income (loss) - prior years        (12,533,124)     (78,207)    (12,611,331)
Net income - current year                   97,756          987          98,743
Cash distributions declared to
  date                                  (9,806,921)     (99,060)     (9,905,981)
Repurchase of limited partnership
  units                                   (900,119)       --           (900,119)
                                     -------------  -----------   --------------
Balances at June 30, 1996            $  17,376,223  $  (176,180)  $   17,200,043
                                     =============  ===========   ==============



* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.



                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS



                                                                  Three Months Ended                       Six Months Ended
                                                                        June 30,                                June 30,
                                                                        --------                                --------
                                                               1996                1995                1996                1995
                                                               ----                ----                ----                ----
REVENUES:
  Rental income                                             $ 2,338,541         $ 2,169,004         $ 4,684,905         $ 4,293,331
  Interest and other income                                      27,807              32,567              59,618              56,262
                                                            -----------         -----------         -----------         -----------

                                                              2,366,348           2,201,571           4,744,523           4,349,593

EXPENSES:
  Operating expenses                                            656,194             578,828           1,182,707           1,114,140
  Operating expenses - affiliated                               256,734             270,368             539,377             541,217
  Interest expense                                              586,004             592,095           1,173,817           1,185,289
  Management fees                                               122,178             109,653             237,966             216,039
  Real estate taxes                                             194,740             183,396             382,126             371,182
  Professional and administrative
     expenses                                                    36,872              33,703              73,048              70,968
  Professional and administrative
     expenses - affiliated                                       47,377              48,192              97,867              96,142
  Depreciation and amortization                                 479,390             485,159             958,872             982,666
                                                            -----------         -----------         -----------         -----------

                                                              2,379,489           2,301,394           4,645,780           4,577,643
                                                            -----------         -----------         -----------         -----------
Net income (loss)                                           $   (13,141)        $   (99,823)        $    98,743         $  (228,050)
                                                            ===========         ===========         ===========         ===========
Net income (loss) allocated to the
  limited partners                                          $   (13,010)        $   (98,825)        $    97,756            (225,769)
                                                            ===========         ===========         ===========            ========

Net income (loss) per limited
  partnership unit                                          $     (0.29)        $     (2.08)        $      2.11         $     (4.76)
                                                            ===========         ===========         ===========         ===========

Weighted average number of limited
  partnership units                                              45,410              47,435              46,332              47,435
                                                            ===========         ===========         ===========         ===========





                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                 June 30,
                                                                           --------                 --------

                                                                    1996           1995        1996         1995
                                                                    ----           ----        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   (13,141) $    (99,823) $     98,743 $   (228,050)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Accrued interest on investment
        securities                                                  (5,831)      (11,789)       3,285       (11,789)
      Depreciation and amortization                                479,390       485,159      958,872       982,666
      Changes in assets and liabilities:
        Cash and equivalents -
           restricted                                              (87,278)      (65,522)    (277,757)     (245,601)
        Accounts receivable                                         80,791         4,155        7,693       235,310
        Other assets                                                28,645        18,515       25,139       (11,716)
        Accounts payable - operations                               13,048       (14,452)      29,846        40,329
        Security deposits                                            5,695        (3,994)       3,137       (26,870)
        Other liabilities                                           86,111        67,301      274,464       256,362
                                                                ----------    ----------   ----------    ----------
   Net cash provided by operating
      activities                                                   587,430       379,550    1,123,422       990,641
                                                                ----------    ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                         (1,219)      (25,788)     (75,137)      (30,194)
Purchase of investment securities                                 (652,246)   (1,100,701)  (1,587,438)   (1,100,701)
Maturity of investment securities                                  570,000          --      1,706,480          --
                                                                ----------    ----------   ----------    ----------
   Net cash provided by (used in)
      investing activities                                         (83,465)   (1,126,489)      43,905    (1,130,895)
                                                                ----------    ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
  payable                                                          (61,832)      (56,884)    (122,387)     (112,594)
Cash distributions                                                (231,773)     (239,571)    (471,344)     (479,142)
Repurchase of limited partnership
  units                                                           (344,750)         --       (730,750)         --
Cash and equivalents - restricted                                  (24,600)         --        (38,600)         --
                                                                ----------    ----------   ----------    ----------
   Net cash used in financing
      activities                                                  (662,955)     (296,455)  (1,363,081)     (591,736)
                                                                ----------    ----------   ----------    ----------
   Net decrease in cash and equivalents                           (158,990)   (1,043,394)    (195,754)     (731,990)

CASH AND EQUIVALENTS, beginning of
  period                                                           831,138     1,929,008      867,902     1,617,604
                                                                ----------    ----------   ----------    ----------
CASH AND EQUIVALENTS, end of period
                                                              $    672,148 $     885,614 $    672,148 $     885,614
                                                                ==========    ==========   ==========    ==========

Interest paid on a cash basis                                 $    587,327 $     592,491 $  1,175,929 $   1,186,074
                                                                ==========    ==========   ==========    ==========

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1996 and 1995.

1.   Cash and Equivalents - Restricted
- --------------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and funds reserved by the Partnership for the repurchase of limited partnership Units.

2.   Investment Securities
- --------------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government and its agencies with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the six months ended June 30, 1996 and 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at June 30, 1996:


                                    Amortized    Maturity      Value At
                   Type                Cost        Date        Maturity
                   ----                ----        ----        --------

         Certificate of Deposit   $   167,797    07/03/96   $    167,841
         U.S. Treasury Bill           203,157    08/01/96        204,000
         Certificate of Deposit       202,065    09/03/96        203,782
         Certificate of Deposit       151,222    10/03/96        150,426
         FHLMC Discount Note          304,789    11/01/96        310,000
                                  -----------               ------------

                                  $ 1,029,030               $  1,036,049
                                  ===========               ============


3.   New Accounting Pronouncement
- ---------------------------------

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

4.    Mortgages Payable
- -----------------------

      Mortgages payable consist of the following:


                                                     June 30,       December 31,
                                                       1996             1995
                                                       ----             ----
     Mortgage payable with an insurance
     certain land, buildings and amenities        $    9,200,000   $   9,200,000

     Mortgage  payable  with an  insurance
     company  bearing  interest at 9.20%,  due
     November 1, 1997, secured by
     certain land, buildings and amenities             8,581,055       8,631,951

     Mortgage  payable  with an insurance
     company  bearing  interest at 8.375%,  due
     October 5, 2002, secured by
     certain land, buildings and amenities             4,023,519       4,050,879

     Mortgage  payable  with an insurance
     company  bearing  interest at 8.375%,  due
     October 5, 2002, secured by
     certain land, buildings and amenities               957,980         964,495

     Mortgage  payable  with an  insurance
     company  bearing  interest at 7.25%,  due
     January 5, 2003, secured by
     certain land, buildings and amenities             2,860,862       2,883,431

     Mortgage  payable  with an insurance
     company,  bearing  interest at 7.25%,  due
     January 5, 2003, secured by
     certain land, buildings and amenities             1,907,241       1,922,288
                                                  --------------   -------------


                                                  $   27,530,657   $  27,653,044
                                                  ==============   =============



      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $32,800,000.

5.    Interest Repurchase Reserve
- ---------------------------------

      As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $455,380 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 3,718 Units at a price of $250 per Unit. As of June 30, 1996, the Partnership had repurchased a total of 2,923 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.

6.    Related Party Transactions
- --------------------------------

      Pursuant to the partnership agreement, property management fees of $237,966 and $216,039 for the six months ended June 30, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership.

- --------------------------------------------

      The fee is equal to 5% of gross revenues of the residential properties and 6% of gross revenues of the commercial property. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $1,098 for the six months ended June 30, 1995 as a repair and maintenance fee. The Partnership has expensed as an operating expense affiliated $561 as a repair and maintenance fee and has capitalized $537 as part of land, buildings and amenities during the six months ended June 30, 1995. There was no similar expense during the six months ended June 30, 1996.

      The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                         1996                1995
                                         ----                ----

           Administrative
                                  $       126,588     $      124,087
           Property manager               412,381            408,241
           Leasing                        113,847            101,408
           Other                              425              3,062
                                  ---------------     --------------
                                  $       653,241     $      636,798
                                  ===============     ==============


7.    Reclassification of 1995 Financial Statements
- ---------------------------------------------------

      Certain reclassifications have been made to the June 30, 1995 financial statements to conform with the June 30, 1996 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:



                                                      1996                 1995
                                                      ----                 ----
Wholly-Owned Properties
- -----------------------
Sabal Park Apartments                                  94%                  92%

Park Place Apartments Phase I                          89%                  94%

Willow Lake Apartments                                 92%                  91%

Properties Owned in Joint Venture
with NTS- Properties IV (Ownership % at
June 30, 1996)
- ---------------------------------------
Golf Brook Apartments (96%)                            91%                  93%

Plainview Point III Office Center (95%)                87%                  48%

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1996 and 1995 was as follows:


                               Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
                                    --------                 --------

                               1996          1995       1996         1995
                               ----          ----       ----         ----
Wholly-Owned Properties
- -----------------------
Sabal Park Apartments
                             $  430,567  $  406,706  $   871,982  $   816,467

Park Place Apartments
Phase I                      $  447,133  $  435,090  $   880,125  $   851,782

Willow Lake Apartments       $  608,825  $  571,445  $ 1,220,738  $ 1,111,593

Properties Owned in Joint
Venture with NTS-
Properties IV (ownership %
at June 30, 1996)
- --------------------------
Golf Brook Apartments
(96%)                        $  676,329  $  671,368  $ 1,348,535  $ 1,328,230

Plainview Point III Office
Center (95%)                 $  183,842  $   93,694  $   380,747  $   203,557

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

- ---------------------------------

Sabal Park Apartments' occupancy increased from 92% at June 30, 1995 to 94% at June 30, 1996. Average occupancy for the six month period ended June 30 increased from 91% in 1995 to 93% in 1996. Average occupancy for the three month period ended June 30 increased from 92% in 1995 to 93% in 1996. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy, increased rental rates and increased fees collected upon early lease termination.

Park Place Apartments Phase I's occupancy decreased from 94% at June 30, 1995 to 89% at June 30, 1996. Average occupancy for the three month and six month periods ended June 30 decreased from 94% in 1995 to 91% in 1996. In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Park Place Apartments Phase I increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of increased rental rates, increased fees collected for short term leases and early lease terminations and increased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for average occupancy to decrease and revenues to increase when the number of fully furnished units occupied has increased. The increase in rental and other income for the three month and six month periods at Park Place Apartments Phase I are partially offset by the decrease in average occupancy.

Willow Lake Apartments' occupancy increased from 91% at June 30, 1995 to 92% at June 30, 1996. Average occupancy for the six month period ended June 30 increased from 90% in 1995 to 94% in 1996. Average occupancy for the three month period ended June 30 increased from 91% in 1995 to 93% in 1996. Rental and other income increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy, increased rental rates, increased income from fully furnished units and increased income collected for short term leases.

Golf Brook Apartments' occupancy decreased from 93% at June 30, 1995 to 91% at June 30, 1996. Average occupancy for the six month period ended June 30 decreased from 94% in 1995 to 92% in 1996. Average occupancy for the three month period ended June 30 decreased from 94% in 1995 to 90% in 1996. Rental and other income at Golf Brook Apartments increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of increased rental rates. Rental and other income increased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 also as a result of increased fees collected for short term leases and for early lease terminations.

The 39% increase in occupancy at Plainview Point III Office Center from June 30, 1995 to June 30, 1996 is primarily the result of two new leases totalling 27,070 square feet. The new leases consist of a 10,343 square foot 63-month lease (took occupancy September 1, 1995) and a 16,727 square foot five-year lease (took occupancy December 27, 1995). The increase in occupancy can also be attributed to an expansion by a current tenant of its existing space by approximately 4,400 square feet. Partially offsetting the new leases is one tenant move-out at the end of the lease term totalling 6,900 square feet. Average occupancy increased from 48% (1995) to 94% (1996) for the three months ended June 30 and increased from 51% (1995) to 95% (1996) for the six month period. Rental and other income increased at Plainview Point III Office Center for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy.

- ---------------------------------

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes income from investments made by the Partnership with cash reserves. The increase in interest income for the six months ended June 30, 1996 as compared to the same period in 1995 is a result of increased cash reserves being available for investment. The decrease in interest income for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 is a result of decreased cash available for investment due to the funding of the Partnership's Interest Repurchase Reserve. See the Liquidity and Capital Resources section of this item for details regarding the Interest Repurchase Reserve.

Operating expenses increased for the three months and six months ended June 30, 1996 as compared to the three months and six months ended June 30, 1995 as a result of increased utility costs and increased building repair and maintenance costs at all the Partnership's properties. Also contributing to the three month and six month increases are increased furniture rental costs associated with fully furnished units at Willow Lake and Park Place Apartments, increased parking lot repair costs at Golf Brook and Sabal Park Apartments and increased roof repairs at Park Place Apartments. These increases are partially offset by decreased landscaping costs at all the Partnership's properties.

The change in operating expenses - affiliated for the six months ended June 30, 1996 as compared to the same period in 1995 was not significant. Operating expenses - affiliated decreased for the three months ended June 30, 1996 as compared to the same period in 1995 due to decreased property management costs. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in interest expense for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is due to the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is a result of an increased property assessment for Golf Brook Apartments. The increase in real estate taxes for both periods is partially offset by a decreased property assessment and decreased tax rate for Willow Lake Apartments.

Professional and administrative expenses and professional and administrative expenses - affiliated have remained fairly constant for the three months and six months ended June 30, 1996 as compared to the same periods in 1995. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

- ---------------------------------

Depreciation and amortization decreased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. Depreciation at Plainview Point III Office Center remained fairly constant for the three months and six months ended June 30, 1996 as compared to the same periods in 1995. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $59,300,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operations was $1,123,422 and $990,641 for the six months ended June 30, 1996 and 1995, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $456,581 and $479,142 for the six months ended June 30, 1996 and 1995, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June
30) were $1,701,178 and $1,998,104 at June 30, 1996 and 1995, respectively.

As of June 30, 1996, the Partnership had a mortgage payable to an insurance company in the amount of $9,200,000. The mortgage bears interest at a fixed rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of June 30, 1996, the Partnership had a mortgage payable to an insurance company in the amount of $8,581,055. The mortgage payable is due November 1, 1997, bears interest at a fixed rate of 9.20% and is secured by the land, buildings and amenities of Willow Lake Apartments. Current monthly principal payments are based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

As of June 30, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $4,023,519 and $957,980. Both mortgages are due October 5, 2002, currently bear interest at a fixed rate of 8.375% and are secured by the land, buildings and amenities of Park Place Apartments Phase I. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of June 30, 1996, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,860,862 and $1,907,241. Both mortgages are due January 5, 2003, currently bear interest at a fixed rate of 7.25% and are secured by the land, buildings and amenities of Sabal Park Apartments. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

As previously discussed in the Partnership's Form 10-K for the year ended December 31, 1995, the General Partner of the Partnership was exploring the possibility of refinancing the current mortgages payable encumbering the Partnership's properties. As a result of an increase in current interest rates, the Partnership has suspended inquiries into alternative financings.

- -------------------------------------------

As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the
Partnership elected to fund an additional amount of $455,380 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 3,718 Units at a price of $250 per Unit. As of June 30, 1996, the Partnership had repurchased a total of 2,923 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

The majority of the Partnership's cash flow is derived from operating activities. The decrease in accounts receivable during 1995 represents a settlement received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. Cash flows used in investing activities are for tenant finish improvements and other capital additions at the Partnership's properties. Changes to current tenant improvements at commerical properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accomodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1995.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1996 and 1995. These distributions were funded by cash flow derived from operating activities.


                             Net Income       Cash
                               (Loss)      Distributions     Return of
                             Allocated       Declared         Capital
                             ---------       --------         -------
   Limited Partners:
         1996             $     97,756      $  452,015     $   354,259
         1995                 (225,769)        474,351         474,351

   General Partner:
         1996             $        987      $    4,566     $     3,579
         1995                   (2,281)          4,791           4,791

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

- -------------------------------------------

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,730,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land. At this time, no final decision has been made.

PART II.  OTHER INFORMATION


1.       Legal Proceedings

         None

2.       Changes in Securities

         None

3.       Defaults upon Senior Securities

         None

4.       Submission of Matters to a Vote of Security Holders

         None

5.       Other Information

         None

6.       Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27.  Financial Data Schedule

         (b)    Reports on Form 8-K

                Form 8-K, dated April 25, 1996, was filed to report in Item 5 that under Items 1, 2, 7 and 8 in the Partnership's Annual Report Form 10- K, filed March 29, 1996, the General Partner of the Partnership indicated that it intends to use the approximately 15 acres of land adjacent to the Park Place Apartments development in Lexington, Kentucky for the construction of Park Place Apartments Phase III. Although the General Partner of the Partnership believes that construction of Park Place Apartments Phase III is in the best interest of the Partnership, it will continue to evaluate its options concerning this property which includes its sale.

                Form 8-K, dated May 24, 1996, was filed to report in Item 5 the fact that the Partnership has elected to fund an additional amount of $455,380 to its Interest Repurchase Reserve.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NTS-PROPERTIES VI,
                                     a Maryland Limited Partnership
                                               (Registrant)

                                  BY:    NTS-Properties Associates VI
                                         BY:   NTS Capital Corporation,
                                               General Partner

                                           /s/ John W. Hampton
                                               John W. Hampton
                                               Senior Vice President


Date:     August 13  , 1996