Form 10-Q
period 1996-09-30
NTS PROPERTIES VI/MD
filed 1996-11-12
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ____________


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

                                TABLE OF CONTENTS

                                                                        Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of September 30, 1996 and December 31, 1995                   3

         Statements of Operations
           For the three months and nine months ended
           September 30, 1996 and 1995                                      4

         Statements of Cash Flows
           For the three months and nine months ended
           September 30, 1996 and 1995                                      5

         Notes to Financial Statements                                    6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9-14

                                     PART II

1.       Legal Proceedings                                                 15
2.       Changes in Securities                                             15
3.       Defaults upon Senior Securities                                   15
4.       Submission of Matters to a Vote of Security Holders               15
5.       Other Information                                                 15
6.       Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16



PART I.       FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                                      As of                           As of
                                                                September 30, 1996              December 31, 1995*
                                                          ------------------------------  ------------------------------


ASSETS
   Cash and equivalents                                      $             519,165             $             867,902
   Cash and equivalents - restricted                                       821,360                           301,650
   Investment securities                                                 1,348,648                         1,151,355
   Accounts receivable                                                     152,220                           158,429
   Land, buildings and amenities, net                                   40,876,373                        42,196,272
   Assets held for development, net                                      1,723,692                         1,751,234
   Other assets                                                            279,330                           386,949
                                                             ---------------------             ---------------------

                                                             $          45,720,788             $          46,813,791
                                                             =====================             =====================

LIABILITIES AND PARTNERS' EQUITY
   Mortgages payable                                         $          27,467,522             $          27,653,044
   Accounts payable - operations                                           394,957                           305,779
   Accounts payable - construction                                    --                                      70,456
   Distributions payable                                                   221,677                           239,571
   Security deposits                                                       240,631                           235,187
   Other liabilities                                                       524,047                            21,122
                                                             ---------------------             ---------------------

                                                                        28,848,834                        28,525,159

   Partners' equity                                                     16,871,954                        18,288,632
                                                             ---------------------             ---------------------

                                                             $          45,720,788             $          46,813,791
                                                             =====================             =====================


                                                           Limited                  General
                                                          Partners                  Partner                    Total
                                                    ---------------------     -------------------      ---------------------
PARTNERS' EQUITY
Capital contributions, net of
  offering costs                                    $         40,518,631      $              100       $         40,518,731
Net income (loss) - prior years                              (12,533,124)                (78,207)               (12,611,331)
Net income - current year                                        145,858                   1,473                    147,331
Cash distributions declared to
  date                                                       (10,026,381)               (101,277)               (10,127,658)
Repurchase of limited partnership
  units                                                       (1,055,119)             --                         (1,055,119)
                                                    ---------------------     -------------------      ---------------------

Balances at September 30, 1996                      $         17,049,865      $         (177,911)      $          16,871,954
                                                    =====================     ===================      =====================

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS



                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                      ------------------------------------ -------------------------------------

                                                             1996              1995              1996               1995
                                                      ------------------ ----------------- ----------------- -------------------
REVENUES:
  Rental income                                       $        2,428,236 $       2,265,221 $       7,113,142 $         6,558,554
  Interest and other income                                       30,015            33,491            89,634              89,755
                                                      ------------------ ----------------- ----------------- -------------------

                                                               2,458,251         2,298,712         7,202,776           6,648,309

EXPENSES:
  Operating expenses                                             699,364           712,931         1,882,073           1,827,070
  Operating expenses - affiliated                                247,495           260,105           786,872             801,323
  Interest expense                                               586,023           590,756         1,759,840           1,776,045
  Management fees                                                123,699           113,381           361,666             329,419
  Real estate taxes                                              191,141           188,436           573,267             559,617
  Professional and administrative
     expenses                                                     33,192            35,596           106,239             106,562
  Professional and administrative
     expenses - affiliated                                        49,239            49,458           147,106             145,601
  Depreciation and amortization                                  479,510           479,649         1,438,382           1,462,316
                                                      ------------------ ----------------- ----------------- -------------------

                                                               2,409,663         2,430,312         7,055,445           7,007,953
                                                      ------------------ ----------------- ----------------- -------------------

Net income (loss)                                     $           48,588 $        (131,600)$         147,331 $          (359,644)
                                                      ================== ================= ================= ===================

Net income (loss) allocated to the
  limited partners                                    $           48,102 $        (130,284)$         145,858 $          (356,048)
                                                      ================== ================= ================= ===================

Net income (loss) per limited
  partnership unit                                    $            1.09  $           (2.75)$           3.20  $             (7.51)
                                                      ================== ================= ================= ===================

Weighted average number of limited
  partnership units                                               44,120            47,435            45,590              47,435
                                                      ================== ================= ================= ===================




                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                                ------------------------------       -------------------------------

                                                                   1996               1995               1996               1995
                                                               ------------       ------------       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $    48,588        $  (131,600)       $   147,331        $  (359,644)
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Accrued interest on investment
        securities                                                  (4,294)            (6,914)            (1,010)           (18,703)
      Depreciation and amortization                                479,510            479,649          1,438,382          1,462,316
      Changes in assets and liabilities:
        Cash and equivalents -
           restricted                                             (227,703)          (226,490)          (505,460)          (472,091)
        Accounts receivable                                         (1,484)            11,179              6,209            246,489
        Other assets                                                16,026            (34,933)            41,165            (46,656)
        Accounts payable - operations                               59,330             66,456             89,178            106,785
        Security deposits                                            2,307             (8,956)             5,444            (35,826)
        Other liabilities                                          228,462            189,967            502,925            446,329
                                                               -----------        -----------        -----------        -----------

   Net cash provided by operating
      activities                                                   600,742            338,358          1,724,164          1,328,999
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                        (19,807)           (36,865)           (94,944)           (67,059)
Purchase of investment securities                                 (880,517)          (649,419)        (2,467,955)        (1,750,120)
Maturity of investment securities                                  565,192            499,424          2,271,672            499,424
                                                               -----------        -----------        -----------        -----------

   Net cash used in investing
      activities                                                  (335,132)          (186,860)          (291,227)        (1,317,755)
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
  payable                                                          (63,135)           (58,082)          (185,522)          (170,676)
Cash distributions                                                (224,808)          (239,570)          (696,152)          (718,712)
Repurchase of limited partnership
  units                                                           (155,000)              --             (885,750)              --
Cash and equivalents - restricted                                   24,350               --              (14,250)              --
                                                               -----------        -----------        -----------        -----------

   Net cash used in financing
      activities                                                  (418,593)          (297,652)        (1,781,674)          (889,388)
                                                               -----------        -----------        -----------        -----------

   Net decrease in cash and equivalents                           (152,983)          (146,154)          (348,737)          (878,144)

CASH AND EQUIVALENTS, beginning of
  period                                                           672,148            885,614            867,902          1,617,604
                                                               -----------        -----------        -----------        -----------

CASH AND EQUIVALENTS, end of period                            $   519,165        $   739,460        $   519,165        $   739,460
                                                               ===========        ===========        ===========        ===========

Interest paid on a cash basis                                  $   586,023        $   591,161        $ 1,761,585        $ 1,777,235
                                                               ===========        ===========        ===========        ===========

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1996 and 1995.

1.   Cash and Equivalents - Restricted

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and funds reserved by the Partnership for the repurchase of limited partnership Units.

2.   Investment Securities

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government and its agencies with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the nine months ended September 30, 1996 and 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at September 30, 1996:


                                       Amortized    Maturity     Value At
                        Type             Cost         Date       Maturity
                                    -------------- ---------- --------------

         Certificate of Deposit     $      153,016  10/03/96  $      153,076
         FHLMC Discount Note               308,686  11/01/96         310,000
         FHLB Discount Note                178,416  12/03/96         180,000
         FHLB Discount Note                153,285  12/19/96         155,000
         Treasury Bill                     151,232  12/26/96         153,000
         FHLB Discount Note                202,541  12/26/96         205,000
                                           201,472  01/30/97         205,000
                                    --------------            --------------

                                    $    1,348,648            $    1,361,076
                                    ==============            ==============

3.   New Accounting Pronouncement

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

4.    Mortgages Payable

      Mortgages payable consist of the following:


                                                September 30,   December 31,
                                                     1996          1995
                                                ------------    -------------
      Mortgage  payable  with an insurance
      company  bearing  interest at 8.625%,
      due August 1, 1997, secured by
      certain land, buildings and
      amenities                                 $  9,200,000    $  9,200,000

      Mortgage  payable  with an insurance
      company  bearing  interest at 9.20%,
      due November 1, 1997, secured by
      certain land, buildings and
      amenities                                    8,554,718       8,631,951

      Mortgage  payable  with an insurance
      company  bearing  interest at 8.375%,
      due October 5, 2002, secured by
      certain land, buildings and
      amenities                                    4,009,404       4,050,879

      Mortgage  payable  with an insurance
      company  bearing  interest at 8.375%,
      due October 5, 2002, secured by
      certain land, buildings and
      amenities                                      954,620         964,495

      Mortgage  payable  with an  insurance
      company  bearing  interest at 7.25%,
      due January 5, 2003, secured by
      certain land, buildings and
      amenities                                    2,849,268       2,883,431

      Mortgage  payable  with an insurance
      company,  bearing  interest at 7.25%,
      due January 5, 2003, secured by
      certain land, buildings and
      amenities                                    1,899,512       1,922,288
                                                ------------    ------------

                                                $ 27,467,522    $ 27,653,044
                                                ============    ============


      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $32,200,000.

      Subsequent to September 30, 1996, the Partnership submitted an application with an insurance company for $9,000,000 of debt financing. The proceeds from the new financing along with cash reserves will be used to pay off the Partnership's current $9,200,000 mortgage payable. The Partnership anticipates that the financing will be completed during the second quarter of 1997.

5.    Interest Repurchase Reserve

      As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $455,380 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 3,718 Units at a price of $250 per Unit. As of September 30, 1996, the Partnership had repurchased a total of 3,543 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.

      Subsequent to September 30, 1996, the Partnership elected to fund an additional amount of $250,000 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 1,000 Units at a price of $250 per Unit.

6.    Related Party Transactions

      Pursuant to an agreement with the Partnership, property management fees of $361,666 and $329,419 for the nine months ended September 30, 1996 and 1995, respectively, were paid to NTS Development Company, an affiliate of the General Partner of the Partnership. The fee is equal to 5% of gross revenues of the residential properties and 6% of gross revenues of the commercial property.

      The Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1996 and 1995. These charges include items which have been expensed as operating expenses
      - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                          1996                  1995
                                   ------------------    -----------------

            Administrative         $          187,515    $         185,145
            Property manager                  598,679              606,301
            Leasing                           160,803              159,438
            Other                               4,574                9,524
                                   ------------------    -----------------

                                   $          951,571    $         960,408
                                   ==================    =================

7.    Reclassification of 1995 Financial Statements

      Certain  reclassifications  have  been  made  to the  September  30,  1995
      financial   statements   to   conform   with  the   September   30,   1996
      classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of September 30 were as follows:



                                                      1996          1995
                                                      ----          ----
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                 96%           91%

Park Place Apartments Phase I                         96%           96%

Willow Lake Apartments                                93%           95%

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership % at
September 30, 1996)
--------------------------------------

Golf Brook Apartments (96%)                           97%           94%

Plainview Point III Office Center (95%)               91%           65%

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1996 and 1995 was as follows:


                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                              ----------------------- --------------------------

                                  1996        1995        1996         1995
                              ----------- ----------- ------------ -------------

Wholly-Owned Properties
-----------------------

Sabal Park Apartments         $   460,585 $   417,314 $  1,332,568 $  1,233,780

Park Place Apartments
Phase I                       $   481,698 $   455,751 $  1,361,823 $  1,307,533

Willow Lake Apartments        $   595,553 $   599,100 $  1,816,291 $  1,710,693

Properties Owned in Joint
Venture with NTS-
Properties IV (Ownership %
at September 30, 1996)
--------------------------

Golf Brook Apartments
(96%)                         $   724,860 $   707,547 $  2,073,395 $  2,035,777

Plainview Point III Office
Center (95%)                  $   174,211 $    95,637 $    554,958 $    299,193

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sabal Park Apartments' occupancy increased from 91% at September 30, 1995 to 96% at September 30, 1996. Average occupancy for the nine month period ended September 30 increased from 91% in 1995 to 94% in 1996. Average occupancy for the three month period ended September 30 increased from 92% in 1995 to 97% in 1996. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy, increased rental rates and increased fees collected upon early lease termination.

Park Place Apartments Phase I's occupancy was at 96% at September 30, 1995 and September 30, 1996. Average occupancy for the nine month period ended September 30 decreased from 94% in 1995 to 92% in 1996. Average occupancy for the three month period ended September 30, 1995 and 1996 remained constant at 95%. Rental and other income at Park Place Apartments Phase I increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of increased rental rates, increased fees collected for short term leases and early lease terminations and increased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for average occupancy to decrease and revenues to increase when the number of fully furnished units occupied has increased. The increase in rental and other income for the nine month period at Park Place Apartments Phase I is partially offset by the decrease in average occupancy.

Willow Lake Apartments' occupancy decreased from 95% at September 30, 1995 to 93% at September 30, 1996. Average occupancy for the nine month period ended September 30 increased from 91% in 1995 to 94% in 1996. Average occupancy for the three month period ended September 30 decreased from 94% in 1995 to 93% in 1996. Rental and other income increased for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of the increase in average occupancy, increased rental rates, increased income from fully furnished units and increased income collected for short term leases. The change in rental and other income at Willow Lake Apartments for the three months ended September 30, 1996 as compared to the same period in 1995 was not significant.

Golf Brook Apartments' occupancy increased from 94% at September 30, 1995 to 97% at September 30, 1996. Average occupancy for the nine month period ended September 30 decreased from 95% in 1995 to 94% in 1996. Average occupancy for the three month period ended September 30 increased from 96% in 1995 to 97% in 1996. Rental and other income at Golf Brook Apartments increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of increased rental rates.

The 26% increase in occupancy at Plainview Point III Office Center from September 30, 1995 to September 30, 1996 is primarily the result of a new five-year lease totalling approximately 16,700 square feet. The increase in occupancy can also be attributed to expansions by three current tenants of existing space totalling approximately 6,900 square feet. Partially offsetting the new lease and expansions is one tenant move-out at the end of the lease term totalling 6,900 square feet. Average occupancy increased from 54% (1995) to 90%
(1996) for the three months ended September 30 and increased from 52% (1995) to 94% (1996) for the nine month period. Rental and other income increased at Plainview Point III Office Center for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy.

---------------------------------

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income remained fairly constant for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995.

Operating expenses increased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of increased general building costs at all the Partnership's properties, increased furniture rental costs associated with fully furnished units at Willow Lake and Park Place Apartments, increased replacement costs at Golf Brook and Park Place Apartments and increased utility costs at Park Place Apartments and Plainview Point III Office Center. These increases are partially offset by decreased exterior painting costs at Willow Lake and Park Place Apartments. Operating expenses decreased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due to decreased exterior painting costs at Willow Lake and Park Place Apartments. The decrease is partially offset by increased replacement costs at Golf Brook, Willow Lake and Park Place Apartments and increased janitorial costs at Plainview Point III Office Center. Operating expenses at Sabal Park Apartments remained fairly constant for the three month period ended September 30, 1996 as compared to the same period in 1995.

Operating expenses -affiliated decreased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 due to decreased property management costs. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in interest expense for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is a result of an increased property assessment for Golf Brook Apartments. The increase in real estate taxes for both periods is partially offset by a decreased property assessment and decreased tax rate for Willow Lake Apartments.

Professional and administrative expenses and professional and administrative expenses - affiliated have remained fairly constant for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

---------------------------------

Depreciation and amortization decreased for the nine months ended September 30, 1996 as compared to the same periods in 1995 due to a portion of the assets at the Partnership's residential properties having become fully depreciated. The decrease in depreciation and amortization for the nine month period is partially offset by depreciation on new tenant finish improvements at Plainview Point III Office Center. Depreciation and amortization remained fairly constant for the three months ended September 30, 1996 as compared to the same period in 1995. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $59,300,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $1,724,164 and $1,328,999 for the nine months ended September 30, 1996 and 1995, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $678,258 and $718,712 for the nine months ended September 30, 1996 and 1995, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $1,867,813 and $2,008,859 at September 30, 1996 and 1995, respectively.

As of September 30, 1996, the Partnership had a mortgage payable to an insurance company in the amount of $9,200,000. The mortgage bears interest at a fixed rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of September 30, 1996, the Partnership had a mortgage payable to an insurance company in the amount of $8,554,718. The mortgage payable is due November 1, 1997, bears interest at a fixed rate of 9.20% and is secured by the land, buildings and amenities of Willow Lake Apartments. Current monthly principal payments are based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

As of September 30, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $4,009,404 and $954,620. Both mortgages are due October 5, 2002, currently bear interest at a fixed rate of 8.375% and are secured by the land, buildings and amenities of Park Place Apartments Phase I. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of September 30, 1996, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,849,268 and $1,899,512. Both mortgages are due January 5, 2003, currently bear interest at a fixed rate of 7.25% and are secured by the land, buildings and amenities of Sabal Park Apartments. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

As previously discussed in the Partnership's Form 10-K for the year ended December 31, 1995, the General Partner of the Partnership was exploring the possibility of refinancing the current mortgages payable encumbering the

-------------------------------------------

Partnership's properties. Subsequent to September 30, 1996, the Partnership submitted an application with an insurance company for $9,000,000 of debt financing. The proceeds from the new financing along with cash reserves will be used to pay off the Partnership's current $9,200,000 mortgage payable which is secured by the land, buildings and amenities of Golf Brook Apartments which matures August 1, 1997. The Partnership anticipates that the financing will be completed in the second quarter of 1997.

As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the
Partnership elected to fund an additional amount of $455,380 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 3,718 Units at a price of $250 per Unit. As of September 30, 1996, the Partnership had repurchased a total of 3,543 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

Subsequent to September 30, 1996, the Partnership elected to fund an additional amount of $250,000 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 1,000 Units at a price of $250 per Unit.

The majority of the Partnership's cash flow is derived from operating activities. The decrease in accounts receivable during 1995 represents a settlement received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. Cash flows used in investing activities are for tenant finish improvements and other capital additions at the Partnership's properties. Changes to current tenant improvements at commerical properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accomodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1995 except for the changes resulting from the debt financing which the Partnership is currently exploring as discussed above.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1996 and 1995. These distributions were funded by cash flow derived from operating activities.


                           Net Income           Cash
                             (Loss)         Distributions       Return of
                           Allocated          Declared           Capital
                         -------------     --------------     --------------

     Limited Partners:
           1996          $    145,858      $     671,475      $      525,617
           1995              (356,048)           711,525             711,525
     General Partner:
           1996          $      1,473      $       6,783      $        5,310
           1995                (3,596)             7,187               7,187

-------------------------------------------

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,724,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land. At this time, no final decision has been made.

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

                None.

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

                                                 NTS-PROPERTIES VI,
                                           a Maryland Limited Partnership
                                                   (Registrant)

                                        BY:    NTS-Properties Associates VI
                                               BY:   NTS Capital Corporation,
                                                     General Partner

                                                    /s/ John W. Hampton
                                                        John W. Hampton
                                                        Senior Vice President


Date:     November 11  , 1996