Form 10-K
period 1996-12-31
NTS PROPERTIES VI/MD
filed 1997-03-31
CIK 765232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended    December 31, 1996

                                            OR

        ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from __________  to ___________

                         Commission file number 0-14695

                NTS-PROPERTIES VI, a Maryland Limited Partnership
             (Exact name of registrant as specified in its charter)

             Maryland                                   61-1066060
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

10172 Linn Station Road
Louisville, Kentucky                                     40223
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (502) 426-4800


Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 40

Total Pages: 44

                                TABLE OF CONTENTS


                                                                 Pages

                                     PART I

Items 1 and 2        Business and Properties                      3-12
Item 3               Legal Proceedings                              12
Item 4               Submission of Matters to a Vote
                       of Security Holders                          12


                                     PART II


Item 5               Market for the Registrant's Limited
                       Partnership Interests and Related
                       Partner Matters                              13
Item 6               Selected Financial Data                        14
Item 7               Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                             15-23
Item 8               Financial Statements and Supplementary
                       Data                                      24-37
Item 9               Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure                         38


                                    PART III


Item 10              Directors and Executive Officers of
                       the Registrant                               38
Item 11              Management Remuneration and Transactions    38-39
Item 12              Security Ownership of Certain Beneficial
                       Owners and Management                        39
Item 13              Certain Relationships and Related
                       Transactions                                 39


                                     PART IV


Item 14              Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K                   40-43


Signatures                                                          44

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

Some of the statements included in Items 1 and 2, Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The registrant, NTS-Properties VI, a Maryland Limited Partnership (the "Partnership"), is a limited partnership formed in December 1984 under the laws of the State of Maryland. The general partner is NTS-Properties Associates VI, a Kentucky limited partnership. As of December 31, 1996, the Partnership owned the following properties:

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

        - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties IV., Ltd. ("NTS-Properties IV"), an affiliate of the general partner of the Partnership. The Partnership's percentage interest in the joint venture was 96% at December 31, 1996.

        - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet, located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV. The Partnership's percentage interest in the joint venture was 95% at December 31, 1996.

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

Sabal Park Apartments is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1996 was $4,729,104 ($2,837,462 and $1,891,642). Both mortgages currently bear a fixed interest rate of 7.25% for the first 60 months and are due January 5,

-------------------

2003. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

Park Place Apartments Phase I is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1996 was $4,946,181 ($3,994,992 and $951,189). Both mortgages currently bear a fixed interest rate of 8.375% for the first 60 months and are due October 5, 2002. Current monthly principal payments on both mortgages are based upon a 27- year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

Willow Lake Apartments is encumbered by a permanent mortgage with an insurance company. The outstanding balance at December 31, 1996 was $8,527,771. The mortgage currently bears interest at a fixed rate of 9.20%. Monthly principal payments are based upon a 25-year amortization schedule. The mortgage is due November 1, 1997. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

Subsequent to December 31, 1996, the Partnership submitted an application with an insurance company for $8,500,000 of debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $8,527,771 mortgage payable discussed above. Based upon discussions with the insurance company, the Partnership anticipates that the financing will be completed during the fourth quarter of 1997.

Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties IV, is encumbered by a mortgage payable to an insurance company. The mortgage replaced the loan which the Partnership had obtained to fund a portion of its capital contribution to the Joint Venture. The mortgage is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The outstanding balance at December 31, 1996 was $9,200,000. The mortgage bears a fixed interest rate of 8.625% and the unpaid balance of $9,200,000 is due August 1, 1997.

As of December 31, 1996, the Partnership has obtained a commitment from an insurance company for $9,000,000 of debt financing. The proceeds from the new financing along with cash reserves will be used to pay off the Partnership's current $9,200,000 mortgage payable discussed above. The mortgage will bear interest at a fixed rate of 7.43% and will be fully amortized over a 12 year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in April 1997.

Plainview Point III Office Center and the 15 acres of land in Lexington, Kentucky are not encumbered by any outstanding mortgages at December 31, 1996.

For a further discussion regarding the terms of the debt financings see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements at the Partnership's commercial property as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to

-------------------

accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and/or cash reserves. The Partnership had no material commitments for renovations or capital improvements at December 31, 1996.

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

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months, and there are no contracts for sale under negotiation at the present time.

Sabal Park Apartments
---------------------

Units at Sabal Park Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, ovens, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, swimming pool and tennis courts.

Monthly rental rates at Sabal Park Apartments start at $879 for two-bedroom apartments and $1,199 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 90% (1996), 98% (1995), 91% (1994), 94% (1993), and 93% (1992).

Park Place Apartments Phase I
-----------------------------

Units at Park Place Apartments Phase I include one and two-bedroom apartments and two-bedroom townhomes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with

-----------------------------------------

Phase II of the Park Place development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd., an affiliate of the general partner of the Partnership. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly  rental  rates  at Park  Place  Apartments  Phase I  start  at $699  for
one-bedroom   apartments,   $889  for  two-bedroom  apartments  and  $1,089  for
two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 90% (1996), 92%
(1995), 93% (1994), $93% (1993), and 96% (1992).

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

Monthly rental rates at Willow Lake Apartments start at $740 for one-bedroom apartments, $955 for two-bedroom apartments and $1,145 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 91% ( 1996), 93% (1995), 92%
(1994), 84% (1993), and 87% (1992).

Golf Brook Apartments
---------------------

Units at Golf Brook Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,120 for two-bedroom apartments and $1,350 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 97% (1996), 91% (1995), 93% (1994), 91% (1993), 94% (1992).

Plainview Point III Office Center
---------------------------------

Base annual rents, which include the cost of utilities, range from $13.90 to $15.00 per square foot for first and second floor office space and $13.00 per square foot for lower level office space. The average base annual rental for all types of space leased as of December 31, 1996 was $14.16 per square foot. Office space is ordinarily leased for between two and six years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1997 and 2001. Some leases

---------------------------------------------

provide for renewal options of between two and five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1996, there were six tenants leasing space aggregating approximately 56,882 square feet of rentable area. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupations/professions practiced include real estate and insurance. Four tenants lease more than 10% of the office center's rentable area: The Prudential Company of America (10.4%), Underwriters Safety & Claims, Inc. (18.4%), Re/max Properties East, Inc. (24.5%) and Univa Health Network (26.8%). The occupancy levels at the office center as of December 31 were 91% (1996), 91% (1995), 91% (1994), 87% (1993) and 95% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996.

Major Tenants
                                                    Current Base
                                   Sq. Ft. and    Annual Rental
                                      % of Net    and % of Gross
                          Year of     Rentable      Base Annual        Renewal
      Name              Expiration      Area          Rental           Options
      ----              ----------      ----          ------           -------

The Prudential Company
  of America              1997      6,474 (10.4%)  $ 95,964 (11.9%)  1 Five-Year
Underwriters Safety &
  Claims, Inc.            2001     11,535 (18.4%)  $149,952 (18.6%)  None
Re/max Properties East,
  Inc.                    1999     15,300 (24.5%)  $225,600 (28.0%)  1 Two-Year

Univa Health Network      2000     16,727 (26.8%)  $232,500 (28.9%)  1 Five-Year


Other Tenants:

                                             Current Base
                             Sq. Ft. and     Annual Rental
                              % of Net      and % of Gross
  No. of        Year of      Rentable         Base Annual      Renewal
  Tenants      Expiration      Area             Rental         Options
  -------      ----------      ----             ------         -------

    None       1997-1999        --                --              --
     2            2000     6,846 (10.9%)   $101,604 (12.6%) 1 Three-Year


Additional operating data regarding the Partnership's properties is furnished in the following table.


                             Federal       Realty         Annual
                            Tax Basis      Tax Rate     Realty Taxes
                            ---------      --------     ------------
Wholly-Owned Properties
-----------------------
Sabal Park Apartments     $11,213,438       $.01894       $151,108

Park Place Apartments
Phase I                    11,221,275        .00991        111,375

Willow Lake Apartments     15,530,469        .09037        226,700

                           (Table continued next page)

                               Federal    Realty        Annual
                             Tax Basis  Tax Rate     Realty Taxes
                             ---------  --------     ------------
Properties Owned in Joint
Venture with NTS-
Properties IV
-------------
Golf Brook Apartments      $16,100,810  $ .01894     $ 259,816

Plainview Point III
Office Center                4,189,222    .01120        34,911

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 3 - 30 years for amenities. The estimated realty taxes on all other planned renovations, primarily tenant improvements, would not be material. See
Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Investment in Joint Ventures
----------------------------

NTS Sabal Golf Villas Joint Venture - On September 1, 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV, an affiliate of the general partner of the Partnership, to develop, construct, own and operate a 158-unit luxury apartment complex on a 13.15-acre site in Orlando, Florida known as Golf Brook Apartments Phase I. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069-acre site adjacent to Golf Brook
Apartments Phase I. The term of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    September 30, 2025.

The Partnership contributed approximately $15.8 million, the cost of constructing and leasing the apartments. NTS-Properties IV contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. The Partnership also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1996.

---------------------------------------

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. This mortgage payable replaced the Contribution Loan which the Partnership had obtained to fund a portion of its capital contribution to the Joint Venture. The $9,200,000 mortgage payable is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The mortgage bears a fixed interest rate of 8.625%. The unpaid balance of the loan ($9,200,000) is due August 1, 1997. See above for information regarding the refinancing of this mortgage.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 96% at December 31, 1996.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1996.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    December 30, 2026.

The Partnership contributed approximately $4.1 million, the cost to construct and lease the building. NTS-Properties IV contributed land valued at $790,000 with an outstanding note of $550,000 which was secured by the land. The Partnership also contributed the funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1996.

Investment Joint Ventures - Continued
-------------------------------------

As of December 31, 1996, Plainview Point III Office Center is not encumbered by any mortgage indebtedness.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 95% at December 31, 1996.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1996.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1996, there are no properties under construction in the respective vicinities in which the properties are located except for the following: In close proximity to Sabal Park Apartments and Golf Brook Apartments, there are 150 apartment units currently under construction which are scheduled to be completed during the first quarter of 1997. In the vicinity near Park Place Apartments, there are currently 738 apartment units currently under construction which are scheduled to be completed during the second and third quarters of 1997. Also, in the vicinity of Willow Lake Apartments, there are currently 1,200 apartment units under construction. It is anticipated that construction of these units will be completed during the second quarter of 1997. At this time it is unknown the effect these new units will have on occupancy at the Partnership's properties. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates VI, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates VI. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $485,250 for the year ended December 31, 1996. $45,443 was received from the commercial property and $439,807 was received from residential properties. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1996, the Management Agreement is still in effect.

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

NTS Development Company, the Property Manager and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the

--------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 4,136 limited partners as of February 28, 1997. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1996 financial statements.

Annual distributions totalling $20.00, $20.00 and $18.75 per limited partnership unit were paid during the years ended December 31, 1996, 1995 and 1994, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                          1996            1995              1994
                       ----------      ----------         --------

First quarter            $ 5.00           $ 5.00           $ 3.75
Second quarter             5.00             5.00             5.00
Third quarter              5.00             5.00             5.00
Fourth quarter             5.00             5.00             5.00
                         ------           ------           ------

                         $20.00           $20.00           $18.75
                         ======           ======            =====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994.

                        Net Income             Cash
                         (Loss)          Distributions          Return of
                        Allocated           Declared             Capital
                        ---------           --------             -------

Limited Partners:
       1996            $   224,783         $   886,000         $  661,217
       1995               (324,417)            948,700            948,700
       1994               (803,780)            889,380            889,380

General Partners:
       1996            $     2,271         $     8,950         $    6,679
       1995                 (3,277)              9,583              9,583
       1994                 (8,119)              8,984              8,984

Item 6.  Selected Financial Data

Years ended December 31, 1996, 1995, 1994, 1993 and 1992.


                                         1996            1995           1994            1993            1992
                                    -------------   -------------   -------------   -------------   -------------

Total revenues                      $  9,670,261    $  8,939,055    $  8,796,072    $  8,515,951    $  7,831,434

Total expenses                        (9,443,207)     (9,266,749)     (9,607,971)     (9,549,251)     (9,794,478)
                                    ------------    ------------    ------------    ------------    ------------

Net income (loss)                   $    227,054    $   (327,694)   $   (811,899)   $ (1,033,300)   $ (1,963,044)
                                    ============    ============    ============    ============    ============

Net income (loss)
allocated to:
  General partner                   $      2,271    $     (3,277)   $     (8,119)   $    (10,333)   $    (19,630)
  Limited partners                  $    224,783    $   (324,417)   $   (803,780)   $ (1,022,967)   $ (1,943,414)

Net income (loss) per
limited partnership
unit                                $       4.97    $      (6.84)   $     (16.94)   $     (21.57)   $     (40.97)

Weighted average
number of limited
partnership units                         45,243          47,435          47,435          47,435          47,435

Cumulative net income
(loss) allocated to:
  General partner                   $    (75,936)   $    (78,207)   $    (74,930)   $    (66,811)   $    (56,478)
  Limited partners                  $(12,308,341)   $(12,533,124)   $(12,208,707)   $(11,404,927)   $(10,381,960)

Cumulative net
taxable income (loss)
allocated to:
  General partner                   $  1,192,830    $     78,617    $     64,858    $     55,986    $     46,533
  Limited partners                  $(16,357,888)   $(15,401,294)   $(14,859,402)   $(13,885,668)   $(12,769,887)

Distributions
declared:
 General partner                    $      8,950    $      9,583    $      8,984    $      7,187    $      5,390
 Limited partners                   $    886,000    $    948,700    $    889,380    $    711,525    $    533,643

Cumulative
distributions
declared:
 General partner                    $    103,444    $     94,494    $     84,911    $     75,927    $     68,740
 Limited partners                   $ 10,240,906    $  9,354,906    $  8,406,206    $  7,516,826    $  6,805,301

At year end:
 Cash and equivalents               $    640,541    $    393,552    $  1,617,604    $  1,394,905    $  1,530,572

 Investment
  securities                        $  1,085,267    $  1,151,355    $       --      $       --      $       --

 Land, buildings and
  amenities, net                    $ 40,436,784    $ 42,196,272    $ 43,872,072    $ 45,799,467    $ 47,621,659

 Total assets                       $ 44,771,802    $ 46,813,791    $ 48,267,884    $ 50,221,728    $ 52,751,897

 Mortgages payable                  $ 27,403,056    $ 27,653,044    $ 27,883,025    $ 28,101,474    $ 28,900,767


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                            Percentage
                             Ownership
                           at 12/31/96      1996      1995        1994
                           -----------    --------  --------     ------

Wholly-Owned Properties

Sabal Park Apartments             100%         90%       98%       91%

Park Place Apartments
Phase I                           100%         90%       92%       93%

Willow Lake Apartments            100%         91%       93%       92%

Properties Owned in Joint
Venture with NTS-
Properties IV

Golf Brook Apartments              96%         97%       91%       93%

Plainview Point III
Office Center                      95%         91%       91%       91%

Rental and other income generated by the Partnership's properties for the years ended December 31, 1996, 1995 and 1994 were as follows:


                           Percentage
                            Ownership
                          at 12/31/96       1996         1995        1994
                          -----------     --------     --------     ------

Wholly-Owned Properties

Sabal Park Apartments            100%   $1,765,302   $1,675,795   $1,650,135

Park Place Apartments
Phase I                          100%   $1,843,808   $1,739,626   $1,694,519

Willow Lake Apartments           100%   $2,434,696   $2,287,408   $2,101,194

Properties Owned in Joint
Venture with NTS-
Properties IV

Golf Brook Apartments             96%   $2,801,744   $2,722,451   $2,631,630

Plainview Point III
Office Center                     95%   $  729,647   $  428,269   $  670,057


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

--------------------------------

Sabal Park Apartments' year-ending occupancy decreased 8% from 1995 to 1996 and average occupancy increased from 92% in 1995 to 94% in 1996. Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire year's results. In the opinion of the General Partner of the Partnership, the decrease in 1996 year-ending occupancy was only a temporary fluctuation and did not represent a downward occupancy trend. Rental and other income at Sabal Park Apartments increased from 1995 to 1996 as a result of the increase in average occupancy, increased rental rates, increased fees collected upon early lease terminations and increased fees collected for short term and month-to-month leases.

Sabal Park Apartments' year-ending occupancy increased from 91% in 1994 to 98% in 1995; however, average occupancy decreased from 93% in 1994 to 92% in 1995. Rental and other income at Sabal Park Apartments increased from 1994 to 1995 due to increased rental rates and increased charges to applicants for credit checks.

Year-ending occupancy at Park Place Apartments I decreased from 92% in 1995 to 90% in 1996 and average occupancy decreased from 94% in 1995 to 93% in 1996. Rental and other income at Park Place Apartments Phase I increased from 1995 to 1996 as a result of increased income collected from the rental of fully furnished units, increased income collected for short term and month-to-month leases and increased rental rates. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully furnished units has increased.

Park Place Apartments Phase I's year-ending occupancy decreased from 93% in 1994 to 92% in 1995; however average occupancy remained constant (94%) from 1994 to 1995. Rental and other income at Park Place Apartments Phase I increased from 1994 to 1995 as a result of increased rental rates, increased charges to applicants for credit checks and decreased rental concessions. The increases in rental and other income at Park Place Apartments Phase I from 1994 to 1995 are partially offset by decreased income from fully furnished units. .

Willow Lake Apartments' year-ending occupancy decreased 2% from 1995 to 1996; however, average occupancy increased 2% from 1995 to 1996. Rental and other income increased as a result of the increase in average occupancy, increased rental rates, increased income collected from fully furnished units and increased fees collected for short term and month-to-month leases.

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

---------------------------------

Year-ending occupancy at Golf Brook Apartments increased from 91% in 1995 to 97% in 1996 while average occupancy remained constant at 94% in 1995 and 1996. Rental and other income increased as a result of increased rental rates, increased non-refundable pet fees and increased pet rent collected.

Golf Brook Apartments' year-ending occupancy decreased 2% from 1994 to 1995 while average occupancy remained constant at 94% in 1994 and 1995. Rental and other income at Golf Brook Apartments increased from 1994 to 1995 as a result of increased rental rates, decreased rental concessions and increased charges to applicants for credit checks.

Year-ending occupancy at Plainview Point III Office Center was 91% for 1995 and 1996 as a result of expansions by two current tenants of existing space totalling approximately 2,500 square feet offset by one tenant move-out at the end of the lease term totalling approximately 2,500 square feet. Average occupancy increased from 55% in 1995 to 93% in 1996. Rental and other income increased at Plainview Point III Office Center from 1995 to 1996 as a result of the increase in average occupancy.

Year-ending occupancy at Plainview Point III Office Center was 91% for 1995 and 1994 as a result of the following new leases and tenant move-outs. New leases during 1995 consist of a 10,343 square foot 63 month lease (took occupancy
September 1, 1995) and a 16,727 square foot five-year lease (took occupancy December 27, 1995). The leases are offset by two tenant move-outs totalling approximately 26,000 square feet. Of this total, 16,400 square feet represents a tenant who vacated the office center at the end of the lease term due to the company's decision to consolidate its Louisville processing center with one located in another city. The tenant occupied 27% of the office center's rentable area. Approximately 9,600 square feet of the total move-outs represents a tenant who vacated the premises January 31, 1995. The tenant's lease was on a month-to-month basis at the time of move- out. The tenant's original lease term was for a period of four years. The tenant occupied approximately 16% of the office center's rentable area. Average occupancy for the 12 month period ended December 31 decreased from 92% (1994) to 55% (1995). Rental and other income decreased at Plainview Point III Office Center from 1994 to 1995 as a result of the decrease in average occupancy during 1995.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes interest income from investments made by the Partnership with cash reserves. The increase in interest and other income from 1995 to 1996 can be attributed to increased miscellaneous income collected by the Partnership partially offset by decreased interest income resulting from decreased cash reserves being available for investment and decreased other income at the Partnership's residential properties. The increase in interest income from 1994 to 1995 is the result of increased cash reserves being available for investment.

Operating expenses increased from 1995 to 1996 as a result of increased general building costs at all the Partnership's properties, increased furniture rental costs associated with fully furnished units at Willow Lake and Park Place Apartments, increased replacement costs at Golf Brook, Willow Lake and Park Place Apartments, increased utility costs at Park Place Apartments, Willow Lake Apartments and Plainview Point III Office Center,

----------------------------------

increased exterior maintenance costs at Golf Brook Apartments, increased advertising costs at Golf Brook, Park Place and Willow Lake Apartments and increased amortization of prepaid leasing commissions at Plainview Point III Officer Center . These increases are partially offset by decreased exterior painting costs at Willow Lake and Park Place Apartments and decreased interior painting and carpet replacement costs at Sabal Park Apartments.

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

Operating expenses - affiliated decreased from 1995 to 1996 due to decreased property management and leasing costs. Operating expenses - affiliated remained fairly constant for the 12 months ended December 31, 1995 as compared to the same period in 1994. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Amortization of capitalized leasing costs has decreased from 1994 to 1995 and from 1995 to 1996 as a result of a portion of the costs capitalized during start-up having become fully amortized. Capitalized leasing costs were fully amortized during the second quarter of 1995.

Interest expense decreased from 1995 to 1996 due to the Partnership's decreasing debt level as a result of principal payments made. The increase in interest expense from 1994 to 1995 is the result of an interest rate change (in accordance with the mortgage agreement) effective December 1, 1994. The interest rate on the Willow Lake Apartments permanent financing ($8,527,771 mortgage payable) increased from 8.75% to 9.20%. The increase in interest expense from 1994 to 1995 is partially offset by the Partnership's decreasing debt level as a result of principal payments made. See the Capital Resources and Liquidity section of this item for details regarding the Partnership's debt.

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

The increase in real estate taxes from 1995 to 1996 is a result of increased property assessments for Golf Brook and Sabal Park Apartments. The increase in real estate taxes is partially offset by a decreased property assessment and decreased tax rate for Willow Lake Apartments. The assessment for Park Place Apartments Phase I and Plainview Point III Office Center remained constant from 1995 to 1996. Real estate taxes have remained fairly constant from 1994 to 1995.

---------------------------------

The increase in professional and administrative expenses from 1995 to 1996 is the result of increased costs associated with the Interest Repurchase Program.

Professional and administrative expenses have remained fairly constant from 1994 to 1995.

Professional and administrative expenses - affiliated increased from 1995 to 1996 as a result of increased salary costs. Professional and administrative expenses - affiliated have remained fairly constant from 1994 to 1995. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization decreased from 1995 to 1996 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. The decrease in depreciation and amortization from 1995 to 1996 is partially offset by depreciation of new tenant finish improvements at Plainview Point III Office Center. Depreciation and amortization decreased from 1994 to 1995 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated and as a result of a portion of the original tenant improvements at Plainview Point III Office Center becoming fully depreciated. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $59,300,000.

Capital Resources and Liquidity
-------------------------------

Cash provided from operations was $2,257,823, $1,648,106, and $1,288,415 during the years ended December 31, 1996, 1995 and 1994, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash
distribution  of  approximately   $895,000  in  1996,  a  2%  (annualized)  cash
distribution of approximately $958,000 in 1995 and a 1.875% (annualized) cash distribution of approximately $898,000 in 1994. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $1,725,808, $1,544,907, and $1,617,604 at December
31, 1996, 1995 and 1994, respectively.

As of December 31, 1996, the Partnership had a mortgage payable to an insurance company in the amount of $9,200,000. The mortgage payable bears a fixed interest rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of December 31, 1996, the Partnership had obtained a commitment from an insurance company for $9,000,000 of debt financing. The proceeds from the new financing along with cash reserves will be used to pay off the Partnership's current $9,200,000 mortgage payable discussed above. The mortgage will bear interest at a fixed rate of 7.43% and will be fully amortized over a 12 year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be complete in April 1997.

-------------------------------------------

As of December 31, 1996, the Partnership also had a mortgage payable to an insurance company in the amount of $8,527,771. The mortgage bore a fixed interest rate of 8.75% through the first three Loan Years (note dated October 16, 1991). The interest rate was adjusted at the end of the third Loan Year (November 1, 1994) to a fixed interest rate of 9.20%; an interest rate two hundred ten (210) basis points greater than the yield on 3-year U.S. Treasury Notes as published in the Treasury Yield Curve of Moody's Bond Survey for the reference date closest to the end of the third Loan Year. The mortgage payable is due November 1, 1997 and is secured by the land, buildings and amenities of Willow Lake Apartments. Monthly principal payments through the first three Loan Years were based on a 28-year amortization schedule. Effective upon acceptance of the adjusted interest rate (November 1, 1994), monthly principal payments are now based upon a 25- year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

Subsequent to December 31, 1996, the Partnership submitted an application with an insurance company for $8,500,000 of debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $8,527,771 mortgage payable discussed above. Based upon discussions with the insurance company, the Partnership anticipates that the financing will be completed in the fourth quarter of 1997.

As of December 31, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $3,994,992 and $951,189. The permanent financings were obtained September 8, 1992 in the amount of $4,200,000 and $1,000,000. Both mortgages payable are due October 5, 2002, bear a fixed interest rate of 8.375% for the first 60 months, and are secured by the land, buildings and amenities of Park Place Apartments Phase I. At the end of the 56th month from the date of the notes, the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of December 31, 1996, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,837,462 and $1,891,642. The permanent financings were obtained December 21, 1992 in the amount of $3,000,000 and $2,000,000. Both mortgages payable are due January 5, 2003, bear interest at a fixed rate of 7.25% for the first 60 months and are secured by the land, buildings and amenities of Sabal Park Apartments. At the end of the 56th month from the date of the notes, the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized

-------------------------------------------

using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

The General Partner of the Partnership is presently exploring the possibility of refinancing the mortgages encumbering Park Place Apartments Phase I and Sabal Park Apartments. If an interest rate can be obtained which would be less than the Modified Rate, together with a favorable amortization schedule, the loans will likely be refinanced.

The majority of the Partnership's cash flow is derived from operating activities. The decrease in accounts receivable during 1995 represents a settlement received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. Cash flows used in investing activities are for tenant finish improvements and other capital improvements at the Partnership's properties. Changes to current tenant improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1996 except for the changes resulting from the $9,000,000 loan commitment as discussed above, other debt refinancings which the Partnership is currently exploring as discussed above and future leasing and tenant finish costs which is discussed below.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of a 6,474 square feet lease expiring at Plainview Point III Office Center in 1997. At this time, the future leasing and tenant finish costs which will be required to renew the current lease or obtain new tenants are unknown. As of December 31, 1996, the Partnership had no material commitments for renovations or capital improvements. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

As of December 31, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. The Partnership elected to fund additional amounts of $455,380 on May 24, 1996 and $250,000 on October 17, 1996 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 4,718 Units at a price of $250 per Unit. During 1996 the Partnership has repurchased a total of 4,483 Units for $1,120,756. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at December 31, 1996 was $58,980.

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994.


                             Net              Cash
                        Income(Loss)      Distributions     Return of
                          Allocated         Declared         Capital
                          ---------         --------         -------

Limited Partners:
       1996               $ 224,783       $ 886,000       $ 661,217
       1995                (324,417)        948,700         948,700
       1994                (803,780)        889,380          889,38

General Partner:
       1996                $ 2,271        $   8,950       $   6,679
       1995                 (3,277)           9,583           9,583
       1994                 (8,119)           8,984           8,984

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,715,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land. At this time, no decision has been made. In management's opinion, the net book value approximates the fair market value.

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as " the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur.

-------------------------------------------

Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of a commercial office building and apartment complexes. If a major commercial tenant or a large number of apartment lessees default on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To NTS-Properties VI, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 41 through 43 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 25, 1997




                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995




                                                       1996             1995
                                                   ------------      -----------

ASSETS

Cash and equivalents                               $   640,541       $   393,552
Cash and equivalents - restricted                      390,677           776,000
Investment securities                                1,085,267         1,151,355
Accounts receivable                                    136,394           158,429
Land, buildings and amenities, net                  40,436,784        42,196,272
Assets held for development, net                     1,714,511         1,751,234
Other assets                                           367,628           386,949
                                                   -----------       -----------

                                                   $44,771,802       $46,813,791
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $27,403,056       $27,653,044
Accounts payable - operations                          349,168           305,779
Accounts payable - construction                           --              70,456
Distributions payable                                  216,692           239,571
Security deposits                                      250,814           235,187
Other liabilities                                       52,086            21,122
                                                   -----------       -----------

                                                    28,271,816        28,525,159

Partners' equity                                    16,499,986        18,288,632
                                                   -----------       -----------

                                                   $44,771,802       $46,813,791
                                                   ===========       ===========


The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                          1996                   1995                  1994
                                                       -----------           -----------            -----------

Revenues:

 Rental income                                         $ 9,541,311           $ 8,817,265            $ 8,679,772
 Interest and other income                                 128,950               121,790                116,300
                                                       -----------           -----------            -----------

                                                         9,670,261             8,939,055              8,796,072
Expenses:
 Operating expenses                                      2,529,274             2,382,093              2,578,341
 Operating expenses - affiliated                         1,044,781             1,055,190              1,053,486
 Amortization of capitalized leasing
  costs                                                       --                   1,091                 28,783
 Interest expense                                        2,344,531             2,365,542              2,351,670
 Management fees                                           485,250               441,861                438,523
 Repairs and maintenance fees                                 --                    --                   15,011
 Real estate taxes                                         771,952               746,200                749,915
 Professional and administrative
  expenses                                                 145,734               141,948                142,593
 Professional and administrative
  expenses - affiliated                                    203,818               191,677                188,131
 Depreciation and amortization                           1,917,867             1,941,147              2,061,518
                                                       -----------           -----------            -----------

                                                         9,443,207             9,266,749              9,607,971
                                                       -----------           -----------            -----------

Net income (loss)                                      $   227,054           $  (327,694)           $  (811,899)
                                                       ===========           ===========            ===========

Net income (loss) allocated to the
limited partners                                       $   224,783           $  (324,417)           $  (803,780)
                                                       ===========           ===========            ===========

Net income (loss) per limited partnership              $      4.97           $     (6.84)           $    (16.94)
                                                       ===========           ===========            ===========
 unit

Weighted average number of limited
 partnership units                                          45,243                47,435                 47,435
                                                       ===========           ===========            ===========


The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                          Limited                  General
                                          Partners                 Partners                  Total
                                        -----------              -----------               ---------

Balances at December 31, 1993          $ 21,427,510             $   (142,638)            $ 21,284,872

 Net loss                                  (803,780)                  (8,119)                (811,899)

 Distributions declared                    (889,380)                  (8,984)                (898,364)
                                       ------------             ------------             ------------

Balances at December 31, 1994            19,734,350                 (159,741)              19,574,609

 Net loss                                  (324,417)                  (3,277)                (327,694)

 Distributions declared                    (948,700)                  (9,583)                (958,283)
                                       ------------             ------------             ------------

Balances at December 31, 1995            18,461,233                 (172,601)              18,288,632

 Net income                                 224,783                    2,271                  227,054

 Distributions declared                    (886,000)                  (8,950)                (894,950)

 Repurchase of limited partnership
   units                                 (1,120,750)                    --                 (1,120,750)
                                       ------------             ------------             ------------

Balances at December 31, 1996          $ 16,679,266             $   (179,280)            $ 16,499,986
                                       ============             ============             ============


The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                      1996                  1995                  1994
                                                  ------------          ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $   227,054           $  (327,694)          $  (811,899)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Accrued interest on investment securities             7,498               (14,875)                 --
  Amortization of capitalized leasing costs              --                   1,091                28,783
  Depreciation and amortization                     1,917,867             1,941,147             2,061,518
  Changes in assets and liabilities:
   Cash and equivalents - restricted                  (30,047)              (71,046)              114,977
   Accounts receivable                                 22,035               223,026               (30,079)
   Other assets                                        23,436               (94,952)               10,140
   Accounts payable-operations                         43,389                40,626               (72,951)
   Security deposits                                   15,627               (47,330)               (9,435)
   Other liabilities                                   30,964                (1,887)               (2,639)
                                                  -----------           -----------           -----------

  Net cash provided by operating activities         2,257,823             1,648,106             1,288,415
                                                  -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                           (103,508)              (73,064)               (8,796)
Purchase of investment securities                  (3,344,984)           (2,642,085)                 --
Maturity of investment securities                   3,403,575             1,505,605                  --
                                                  -----------           -----------           -----------

  Net cash used in investing activities               (44,917)           (1,209,544)               (8,796)
                                                  -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable              (249,988)             (229,981)             (218,449)
Cash distributions                                   (917,829)             (958,283)             (838,471)
Repurchase of limited partnership Units            (1,120,750)                 --                    --
Additions to loan costs                               (92,720)                 --                    --
Cash and equivalents - restricted                     415,370              (474,350)                 --
                                                  -----------           -----------           -----------

  Net cash used in financing activities            (1,965,917)           (1,662,614)           (1,056,920)
                                                  -----------           -----------           -----------

  Net increase (decrease) in cash and
   equivalents                                        246,989            (1,224,052)              222,699

CASH AND EQUIVALENTS, beginning of year               393,552             1,617,604             1,394,905
                                                  -----------           -----------           -----------

CASH AND EQUIVALENTS, end of year                 $   640,541           $   393,552           $ 1,617,604
                                                  ===========           ===========           ===========

Interest paid on a cash basis                     $ 2,346,643           $ 2,367,146           $ 2,349,889
                                                  ===========           ===========           ===========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

1.     Significant Accounting Policies
       -------------------------------

       A)    Organization
             ------------

             NTS-Properties VI, a Maryland Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the State of Maryland on December 27, 1984. The general partner is NTS-Properties Associates VI (a Kentucky limited partnership). The Partnership is in the business of developing, constructing, owning and operating apartment complexes and commercial real estate.

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

       -------------------------------------------

       C)    Allocation of Net Income (Loss) and Cash Distributions - Continued
             ------------------------------------------------------------------

             Net Operating Income in excess of cash distributions and Net Gains from Sales shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their Original Capital less cash distributions except distributions of Pre-Termination Date Net Cash Receipts; (3) the balance, 80% to the limited partners and 20% to the general partner. Net Operating Losses shall be allocated 99% to the limited partners and 1% to the general partner.

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

             A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:


                                           1996         1995         1994
                                        ----------    ----------   --------

             Net income (loss)         $ 227,054    $(327,694)   $(811,899)

             Items handled differently
              for tax purposes:
             Depreciation and
              amortization              (139,371)    (195,060)    (211,507)
             Capitalized leasing
              costs                       34,134       35,750       61,669
             Write-off of unamortized
              tenant improvements        (11,476)     (22,832)         424
             Rental income                47,278      (18,296)      (3,549)
                                        ---------    ---------    ---------

             Taxable income (loss)     $ 157,619    $(528,132)   $(964,862)
                                        =========    =========    =========


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

       F)    Joint Venture Accounting
             ------------------------

             The Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues,

       -------------------------------------------

       F)  Joint Venture Accounting - Continued
           ------------------------------------

             expenses and cash flows. All intecompany accounts and transactiosn have been eliminated in consolidation.

             Proportionate consolidation is utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, is not subject to joint control. The managing general partners of the sole general partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners.
             Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the general partner of the Partnership that the financial statement disclosure resulting from proportionate consolidation provides the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows for the years presented given the commonality of the Partnership's operations.

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


       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at December 31, 1996:



                                    Amortized          Maturity      Value At
                 Type                 Costs              Date        Maturity
                 ----                -------            ------      ---------

          FHLB Discount Note        $  204,154         01/30/97    $   205,000
          Federal Farm Credit Bank     127,338         03/03/97        128,394
          FNMA Discount Note           227,601         03/18/97        230,000
          Certificate of Deposit       401,174         04/01/97        406,204
          Certificate of Deposit       125,000         05/01/97        127,072
                                     ----------                      ----------

                                    $1,085,267                      $1,096,670
                                     ==========                      ==========

     -------------------------------------------

     H)      Investment Securities - Continued
             ---------------------------------

             The following provides details regarding the investments held at December 31, 1995:


                                       Amortized    Maturity      Value at
               Type                      Cost         Date        Maturity
               ----                     ------       ------      ----------

               FHLB Discount Note     $  269,271    01/18/96     $  270,000
               FNMA Discount Note        183,637    02/20/96        185,000
               Certificate of Deposit    416,469    02/28/96        419,972
               FNMA Discount Note        281,978    03/13/96        285,000
                                       ----------                ----------
                                      $1,151,355                 $1,159,972
                                       ==========                ==========


             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months during 1994.

     I)      Basis of Property and Depreciation
             ----------------------------------

             Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized.
             Depreciation is computed using the straight-line method over estimated useful lives of the assets which are 5 - 30 years for land improvements, 5-30 years for building and improvements, 5 - 30 years for amenities and the applicable lease term for tenant improvements.

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 1996 did not result in an impairment loss.

     J)      Capitalized Leasing Costs
             -------------------------

             The Partnership has capitalized certain costs associated with the initial leasing of the properties. These costs are being amortized over a five year period.

     K)      Rental Income and Deferred Leasing Commissions
             ----------------------------------------------

             Certain of the Partnership's lease agreements at Plainview Point III Office Center are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $98,024 and $112,897 at December 31, 1996 and 1995, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

    -------------------------------------------

      L) Advertising
         -----------

          The   Partnership   expenses   advertising-type   costs  as  incurred.
          Advertising expense was immaterial to the Partnerhip during the years ended December 31, 1996, 1995 and 1994.

      M) Statements of Cash Flows
         -------------------------

          For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

      N)  Reclassification of 1995 Financial Statements
          ---------------------------------------------

          Certain reclassifications have been made to the December 31, 1995 financial statements to conform with December 31, 1996 classifications. These reclassifications have no effect on previously reported operations.

2.    Concentration of Credit Risk
      ---------------------------

      The Partnership owns and operates, either wholly or through a joint venture, residential properties in Kentucky (Louisville and Lexington), Indiana (Indianapolis) and Florida (Orlando). The apartment unit is generally the principal residence of the tenant. The Partnership also owns and operates, through a joint venture, a commercial property in
      Louisville, Kentucky. Substantially all of the tenants are local businesses or are businesses which have operations in the Louisville area.

3.    Investment in Joint Ventures
      ----------------------------

      A) NTS Sabal Golf Villas Joint Venture
         ------------------------------------

          In 1985, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop and construct a 158-unit luxury apartment complex on a 13.15-acre site located in Orlando, Florida, known as Golf Brook Apartments Phase I. NTS-Properties IV contributed land valued at $1,900,000 with an outstanding note payable to a bank of $1,200,000 which was secured by the land. The Partnership contributed the construction and carrying costs of the apartment complex.

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

          The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 96% at December 31, 1996. The
          Partnership's share of the joint venture's net operating income was $1,023,900 (1996), $1,058,691 (1995) and $816,229 (1994).

      ----------------------------------------


      B)  Plainview Point III Joint Venture
          ---------------------------------

          In 1987, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop and construct an approximately 62,000 square foot office building located in Louisville, Kentucky known as Plainview Point III Office Center.

          NTS-Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. The Partnership contributed the construction and carrying costs of the complex. The Partnership made contributions of approximately $4.1 million for construction and carrying costs and retired the $550,000 note payable in 1987, which increased the Partnership's percentage interest in the joint venture. The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 95% at December 31, 1996. The Partnership's share of the joint venture's net operating income (loss) was $(31,953)(1996), $12,423 (1995) and $(59,399) (1994).

4.    Land, Buildings and Amenities
      -----------------------------

      The  following   schedule   provides  an  analysis  of  the  Partnership's
      investment in property held for lease as of December 31:


                                               1996          1995
                                           -----------   -----------

           Land and improvements           $14,863,110   $14,862,974
           Buildings and improvements       45,120,951    45,170,635
           Amenities                         1,527,465     1,511,656
                                           -----------   -----------

                                            61,511,526    61,545,265

           Less accumulated depreciation    21,074,742    19,348,993
                                           -----------   -----------

                                           $40,436,784   $42,196,272
                                           ===========   ===========


5.    Assets Held for Development
      ---------------------------

      The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,715,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land. At this time, no final decision has been made.

6.    Interest Repurchase Reserve
      ---------------------------

      As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. The Partnership elected to fund additional amounts of $455,380 on May 24, 1996 and $250,000 on October 17, 1996 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 4,718 Units at a price of $250 per Unit. Through December 31, 1996, the Partnership has repurchased a total of 4,483 Units for $1,120,750. Repurchased Units are retired by the

      ---------------------------------------

      Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at December 31, 1996 was $58,980.

7.    Mortgages Payable
      -----------------

      Mortgages payable as of December 31 consist of the following:

                                                  1996              1995
                                               -----------       ----------
      Mortgage  payable  with an insurance
      company  bearing  interest at 8.625%,
      due August 1, 1997 secured by
      certain land, buildings and
      amenities                              $ 9,200,000       $ 9,200,000

      Mortgage payable with an insurance
      company bearing interest at 9.20%,
      due November 1, 1997 secured by
      certain land, buildings and
      amenities                                8,527,771         8,631,951

      Mortgage payable with an insurance
      company bearing interest at 8.375%,
      due October 5, 2002 secured by
      certain land, buildings and
      amenities                                3,994,992         4,050,879

      Mortgage payable with an insurance
      company bearing interest at 8.375%,
      due October 5, 2002 secured by
      certain land, buildings and
      amenities                                  951,189           964,495

      Mortgage payable with an insurance
      company bearing interest at 7.25%,
      due January 5, 2003 secured by
      certain land, buildings and
      amenities                                2,837,462         2,883,431

      Mortgage payable to an insurance
      company, bearing interest at 7.25%,
      due January 5, 2003 secured by
      certain land, buildings and
      amenities                                1,891,642         1,922,288
                                              ----------        ----------

                                             $27,403,056       $27,653,044
                                              ==========        ==========

      The mortgages are payable in monthly installments of $282,610 which includes principal, interest, property taxes and insurance. Scheduled maturities of debt are as follows:

                 For the Years Ended December 31,        Amount
                 --------------------------------        ------

                          1997                        $17,885,345
                          1998                            170,294
                          1999                            184,046
                          2000                            198,916
                          2001                            214,994
                     Thereafter                         8,749,461
                                                      -----------

                                                      $27,403,056
                                                      ===========

       -----------------------------

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $31,700,000.

       As of December 31, 1996, the Partnership had obtained a commitment from an insurance company for $9,000,000 of debt financing. The proceeds from the new financing along with cash reserves will be used to pay off the Partnership's current $9,200,000 mortgage payable which is secured by the land, buildings and amenities of Golf Brook Apartments which matures August 1, 1997. The mortgage will bear interest at a fixed rate of 7.43% and will be fully amortized over a 12 year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in April 1997.

       Subsequent to December 31, 1996, the Partnership submitted an application with an insurance company for $8,500,000 for debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $8,527,771 mortgage payable which is secured by the land, building and amenities of Willow Lake Apartments which matures November 1, 1997. Based upon discussions with the insurance company, the Partnership anticipates that the financing will be completed in the fourth quarter of 1997.



8. Rental Income Under Operating Expenses
   ---------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1996:

                 For the Years Ended December 31,      Amount
                 --------------------------------    ----------
                               1997                  $  581,778
                               1998                     533,951
                               1999                     394,401
                               2000                     347,885
                               2001                     126,912
                            Therefore                     --
                                                     ----------

                                                     $1,984,927
                                                     ==========


9.     Related Party Transactions
       --------------------------

       Pursuant to an agreement with the Partnership, property management fees of $485,250 (1996), $441,861 (1995), and $438,523 (1994) were paid to NTS
       Development Company, an affiliate of the general partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $862 (1996) and $6,200 (1995) as a repair and maintenance fee and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

       --------------------------------------

       These charges were as follows:


                              1996              1995           1994
                           ----------       ----------      ----------

       Administrative      $  258,101       $  245,369      $  240,133
       Property manager       792,366          786,667         803,635
       Leasing                212,358          229,309         184,919
       Other                    4,471            9,285          16,024
                            ---------        ---------       ---------

                           $1,267,296       $1,270,630      $1,244,711
                            =========        =========       =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

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

The general partners of NTS-Properties Associates VI are as follows:


J. D. Nichols
-------------

Mr. Nichols (age 55) is the managing general partner of NTS-Properties Associates VI and Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good, (age 57) President and Chief Operating Officer of NTS Corporation and President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

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

John W. Hampton
---------------

John W. Hampton (age 47) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.  Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the general partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1996, 1995 and 1994.

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

Item 13.  Certain Relationships and Related Transactions

Pursuant to an  agreement  with the  Partnership,  property  management  fees of
$485,250  (1996),   $441,861  (1995)  and  $438,523  (1994)  were  paid  to  NTS
Development Company, an affiliate of the general partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $862 (1996) and $6,200 (1995) as a repair and maintenance fee and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                           1996              1995            1994
                        ----------        ----------      ----------
Administrative          $  258,101        $  245,369      $  240,133
Property manager           792,366           786,667         803,635
Leasing                    212,358           229,309         184,919
Other                        4,471             9,285          16,024
                         ---------         ---------       ---------

                        $1,267,296        $1,270,630      $1,244,711
                         =========         =========       =========

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1996, 1995 and 1994 together with the report of Arthur Andersen LLP, dated February 25, 1997, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                         Page No.
        ----------                                         --------


        III-Real Estate and Accumulated Depreciation        41-43

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

3.      Exhibits

        Exhibit No.                                        Page No.
        -----------                                        --------

         3.     Amended and Restated Agreement                *
                Certificate of Limited Partnership
                of NTS-Properties VI, a Maryland
                limited partnership

         3a.    First Amendment to Amended and               **
                Restated Agreement of Limited
                Partnership of NTS-Properties VI,
                a Maryland limited partnership

        10.     Property Management and                       *
                Construction Agreement between
                NTS Development Company and
                NTS-Properties VI, a Maryland
                limited partnership

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

4.      Reports on Form 8-K

        Form 8-K, dated October 17, 1996, was filed to report in Item 5 the fact that the Partnership has elected to fund an additional amount of $250,000 to its Interest Repurchase Reserve.





                                NTS-PROPERTIES VI
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------






                                                  Park Place
                                  Sabal Park      Apartments    Willow Lake
                                  Apartments        Phase I      Apartments
                                  ----------        -------      ----------
Encumbrances                          (A)             (A)           (B)

Initial cost to partnership:
  Land                            $ 3,063,046     $ 2,320,938   $ 3,770,328
  Buildings and improvements        8,417,719       9,630,935    12,616,655

Cost capitalized subsequent to
 acquisition
  Improvements                         23,968          32,544       195,946
  Carrying costs                         --              --            --

Gross amount at which carried
 December 31, 1996:(C)
  Land                            $ 3,063,046     $ 2,333,428   $ 3,770,328
  Buildings and improvements        8,441,687       9,650,989    12,812,601
                                  -----------     -----------   -----------

  Total                           $11,504,733     $11,984,417   $16,582,929
                                  ===========     ===========   ===========

Accumulated depreciation          $ 4,445,834     $ 4,116,881   $ 5,367,961
                                  ===========     ===========   ===========

Date of construction                    06/84           04/84         03/85

Date Acquired                             N/A             N/A           N/A

Life at which depreciation in
 latest income statement is
 computed                                 (D)             (D)           (D)


(A)  First mortgages held by two insurance companies.
(B)  First mortgage held by an  insurance  company.
(C)  Aggregate  cost of real estate for tax purposes is $59,252,792.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 5
     - 30 years for buildings and improvements and 5 - 30 years for amenities.



                                NTS-PROPERTIES VI
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------





                                                      Plainview
                                      Golf Brook       Point III      Total
                                      Apartments     Office Center  Pages 42-44
                                     -----------     -------------  -----------
Encumbrances                            (A)             (B)

Initial cost to partnership:
  Land                              $ 4,384,363    $ 1,268,339    $14,807,014
  Buildings and improvements         12,302,319      2,270,729     45,238,357

Cost capitalized subsequent to
 acquisition
  Improvements                           80,916      1,132,782      1,466,156
  Carrying costs                           --             --             --

Gross amount at which carried
December 31, 1996:
  Land                              $ 4,405,353    $ 1,290,955    $14,863,110
  Buildings and improvements         12,362,245      3,380,894     46,648,416
                                    -----------    -----------    -----------

  Total                             $16,767,598    $ 4,671,849    $61,511,526
                                    ===========    ===========    ===========

Accumulated depreciation            $ 5,480,369    $ 1,663,697    $21,074,742
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



                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------


                                        Real             Accumulated
                                       Estate            Depreciation
                                       ------            ------------

Balances at December 31, 1993      $ 61,446,995         $ 15,647,528

Additions during period:
 Improvements (a)                        12,539                --
 Depreciation (b)                          --              1,936,191

Deductions during period:
 Retirements                             (8,435)              (4,692)
                                    ------------         ------------

Balances at December 31, 1994        61,451,099           17,579,027

Additions during period:
 Improvements (a)                       141,550                 --
 Depreciation (b)                          --              1,815,820

Deductions during period:
 Retirements                            (47,384)             (45,854)
                                    ------------         ------------

Balances at December 31, 1995        61,545,265           19,348,993

Additions during period:
 Improvements (a)                        39,297                 --
 Depreciation (b)                          --              1,797,649

Deductions during period:
 Retirements                            (73,036)             (71,900)
                                    ------------         ------------

Balances at December 31, 1996      $ 61,511,526         $ 21,074,742
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

                              NTS-PROPERTIES VI, a Maryland Limited
                              -------------------------------------
                              Partnership
                              -----------
                                    (Registrant)

                              BY:   NTS-Properties Associates VI,
                                    General Partner
                                    BY: NTS Capital Corporation,
                                        General Partner


                                        /s/ John W. Hampton
                                        John W. Hampton
                                        Senior Vice President


Date:      March  27 , 1997


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