Form 10-Q
period 1997-03-31
NTS PROPERTIES VI/MD
filed 1997-05-14
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   __________     to    __________

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

                                                       YES  X         NO

Exhibit Index: See page 16
Total Pages: 17

                                TABLE OF CONTENTS

                                                                         Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1997 and December 31, 1996                     3

            Statements of Operations
              For the three months ended March 31, 1997 and 1996             4

            Statements of Cash Flows
              For the three months ended March 31, 1997 and 1996             5

            Notes To Financial Statements                                  6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9-15


                                     PART II

1.     Legal Proceedings                                                    16
2.     Changes in Securities                                                16
3.     Defaults upon Senior Securities                                      16
4.     Submission of Matters to a Vote of Security Holders                  16
5.     Other Information                                                    16
6.     Exhibits and Reports on Form 8-K                                     16

Signatures                                                                  17



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                      As of             As of
                                                 March 31, 1997   December 31, 1996*
                                                 --------------   ------------------
ASSETS

Cash and equivalents                               $   494,107       $   640,541
Cash and equivalents - restricted                      549,108           390,677
Investment securities                                1,366,243         1,085,267
Accounts receivable                                    130,827           136,394
Land, buildings and amenities, net                  39,992,530        40,436,784
Assets held for development, net                     1,705,301         1,714,511
Other assets                                           377,508           367,628
                                                   -----------       -----------

                                                   $44,615,624       $44,771,802
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $27,337,231       $27,403,056
Accounts payable                                       384,571           349,168
Distributions payable                                  216,293           216,692
Security deposits                                      242,073           250,814
Other liabilities                                      244,873            52,086
                                                   -----------       -----------

                                                    28,425,041        28,271,816

Partners' equity                                    16,190,583        16,499,986
                                                   -----------       -----------

                                                   $44,615,624       $44,771,802
                                                   ===========       ===========


                                             Limited           General
                                            Partners           Partner              Total
                                            --------           -------              -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                          $ 40,518,631       $        100        $ 40,518,731
Net income (loss) - prior years           (12,308,341)           (75,936)        (12,384,277)
Net loss - current year                       (60,994)              (616)            (61,610)
Cash distributions declared to
 date                                     (10,455,036)          (105,606)        (10,560,642)
Repurchase of limited
 partnership units                         (1,321,619)                --          (1,321,619)
                                         ------------       ------------        ------------

Balances at March 31, 1997               $ 16,372,641       $   (182,058)       $ 16,190,583
                                         ============       ============        ============

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 28, 1997.



                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                              March 31,

                                                        1997            1996
                                                    -----------      -----------
Revenues:
 Rental income                                      $ 2,305,318      $ 2,346,366
 Interest and other income                               27,947           31,810
                                                    -----------      -----------

                                                      2,333,265        2,378,176
Expenses:
 Operating expenses                                     609,883          526,516
 Operating expenses - affiliated                        299,489          282,643
 Interest expense                                       582,872          587,813
 Management fees                                        116,814          115,787
 Real estate taxes                                      193,092          187,387
 Professional and administrative expenses                35,693           36,174
 Professional and administrative expenses
  - affiliated                                           77,480           50,491
 Depreciation and amortization                          479,552          479,481
                                                    -----------      -----------

                                                      2,394,875        2,266,292
                                                    -----------      -----------

Net income (loss)                                   $   (61,610)     $   111,884
                                                    ===========      ===========

Net income (loss) allocated to the limited
 partners                                           $   (60,994)     $   110,765
                                                    ===========      ===========

Net income (loss) per limited partnership
 unit                                               $     (1.39)     $      2.34
                                                    ===========      ===========

Weighted average number of limited
 partnership units                                       43,750           47,255
                                                    ===========      ===========




                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS



                                                            Three Months Ended
                                                                 March 31,

                                                            1997           1996
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $   (61,610)   $   111,884
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Accrued interest on investment securities                  (6,365)         9,116
  Depreciation and amortization                             479,552        479,481
  Changes in assets and liabilities:
   Cash and equivalents - restricted                       (189,931)      (190,479)
   Accounts receivable                                        5,567        (73,098)
   Other assets                                             (24,556)        (3,505)
   Accounts payable                                          35,403         16,798
   Security deposits                                         (8,741)        (2,558)
   Other liabilities                                        192,787        188,353
                                                        -----------    -----------

  Net cash provided by operating activities                 422,106        535,992
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                   (3,937)       (73,918)
Purchase of investment securities                          (827,500)      (935,192)
Maturity of investment securities                           552,889      1,136,480
                                                        -----------    -----------

  Net cash provided by (used in) investing activities      (278,548)       127,370
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                     (65,825)       (60,555)
Cash distributions                                         (216,692)      (239,571)
Repurchase of limited partnership units                     (31,500)      (386,000)
Additions to loan costs                                      (7,475)            --
Cash and equivalents - restricted                            31,500        386,000
                                                        -----------    -----------

  Net cash used in financing activities                    (289,992)      (300,126)
                                                        -----------    -----------

  Net increase (decrease) in cash and equivalents          (146,434)       363,236

CASH AND EQUIVALENTS, beginning of period                   640,541        393,552
                                                        -----------    -----------

CASH AND EQUIVALENTS, end of period                     $   494,107    $   756,788
                                                        ===========    ===========

Interest paid on a cash basis                           $   583,331    $   588,235
                                                        ===========    ===========

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1997 and 1996.

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

2.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. The following provides details regarding the investments held at March 31, 1997:

                                Amortized         Maturity       Value At
              Type                Cost              Date         Maturity
              ----                ----              ----         --------

     Certificate of Deposit    $  406,204        04/01/97       $  406,204
     Certificate of Deposit       176,846        04/15/97          177,182
     Certificate of Deposit       126,558        05/01/97          127,072
     Certificate of Deposit       128,105        05/22/97          128,921
     Certificate of Deposit       251,815        06/03/97          253,973
     Certificate of Deposit       126,345        06/16/97          127,672
     Certificate of Deposit       150,370        07/01/97          152,240
                                ---------                        ---------

                               $1,366,243                       $1,373,264
                                =========                        =========



     The following provides details regarding the investments held at December 31, 1996:




                                     Amortized        Maturity      Value At
              Type                     Cost             Date        Maturity
              ----                     ----             ----        --------

     FHLB Discount Note             $  204,154       01/30/97      $  205,000
     Federal Farm Credit Bank          127,338       03/03/97         128,394
     FNMA Discount Note                227,601       03/18/97         230,000
     Certificate of Deposit            401,174       04/01/97         406,204
     Certificate of Deposit            125,000       05/01/97         127,072
                                     ---------                      ---------

                                    $1,085,267                     $1,096,670
                                     =========                      =========

3.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                      March 31,    December 31,
                                                        1997          1996
                                                     -----------   -----------
     Mortgage  payable with an insurance
     company,  bearing  interest at 8.625%,
     due August 1, 1997, secured by land,
     buildings and amenities                         $ 9,200,000   $ 9,200,000

     Mortgage payable with an insurance
     company, bearing interest at 9.20%,
     due November 1, 1997, secured by land,
     buildings and amenities                           8,500,200     8,527,771

     Mortgage payable with an insurance
     company, bearing interest at 8.375%,
     due October 5, 2002, secured by land,
     buildings and amenities                           3,980,276     3,994,992

     Mortgage payable with an insurance
     company, bearing interest at 8.375%,
     due October 5, 2002, secured by land,
     buildings and amenities                             947,685       951,189

     Mortgage payable with an insurance
     company, bearing interest at 7.25%,
     due January 5, 2003, secured by land,
     buildings and amenities                           2,825,442     2,837,462

     Mortgage payable to an insurance
     company, bearing interest at 7.25%,
     due January 5, 2003, secured by land,
     buildings and amenities                           1,883,628     1,891,642
                                                      ----------    ----------
                                                     $27,337,231   $27,403,056
                                                      ==========    ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $31,050,000.

     As of March 31, 1997, the Partnership had obtained a commitment from an insurance company for $9,000,000 of debt financing. The proceeds from the new financing along with cash reserves will be used to pay off the Partnership's current $9,200,000 mortgage payable which is secured by the land, buildings and amenities of Golf Brook Apartments, and which matures August 1, 1997. The mortgage will bear interest at a fixed rate of 7.43% and will be fully amortized over a 12-year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in the second quarter of 1997.

     As of March 31, 1997, the Partnership has also obtained a commitment from an insurance company for $8,500,000 of debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $8,500,200 mortgage payable which is secured by the land, buildings and amenities of Willow Lake Apartments, and which matures November 1, 1997.

     -----------------------------

     The mortgage will bear interest at a fixed rate of 7.32% and will be fully amortized over a 15-year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in the fourth quarter of 1997.

4.   Interest Repurchase Reserve
     ---------------------------

     Purusant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March 1997, the Partnership has funded a total amount of $1,179,730 to the Reserve which will allow the Partnership to repurchase up to 4,718 Units at a price of $250 per Unit. Through March 31, 1997, the Partnership has repurchased a total of 4,609 Units for $1,152,250. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at March 31, 1997 was $27,480.


5.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $116,814 and $115,787 for the three months ended March 31, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. The Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1997 and 1996. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                               1997       1996
                                             --------   --------
               Administrative                $ 92,428   $ 64,926
               Property manager               223,117    214,868
               Leasing                         64,219     69,118
               Other                            1,352        218
                                             --------   --------
                                             $381,116   $349,130
                                             ========   ========



6.   Reclassification of 1996 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the March 31, 1996 financial statements to conform with the March 31, 1997 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                            1997         1996
                                                          --------     --------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                        91%          93%

Park Place Apartments Phase I                                90%          93%

Willow Lake Apartments                                       91%          94%


Properties Owned in Joint Venture
with NTS-Properties IV (Ownership % at
March 31, 1997)
--------------------------------------

Golf Brook Apartments (96%)                                  90%          92%

Plainview Point III Office Center (95%)                      91%          98%


Rental and other income generated by the Partnership's properties for the three months ended March 31, 1997 and 1996 was as follows:


                                                    1997             1996
                                                  ---------        ---------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                             $ 416,204        $ 441,415

Park Place Apartments Phase I                     $ 444,958        $ 432,992

Willow Lake Apartments                            $ 596,230        $ 611,913

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership %
at March 31, 1997)
-----------------------------------

Golf Brook Apartments (96%)                       $ 673,410        $ 672,205

Plainview Point III Office Center (95%)           $ 180,064        $ 196,905

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sabal Park Apartments' occupancy decreased from 93% at March 31, 1996 to 91% at March 31, 1997. Average occupancy for the three month period ended March 31 decreased from 93% in 1996 to 91% in 1997. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of the decrease in average occupancy, increased rent concessions and decreased fees collected upon early lease termination.

Park Place Apartments Phase I had a 3% decrease in occupancy from March 31, 1996 to March 31, 1997. Average occupancy for the three month period ended March 31 decreased from 91% in 1996 to 88% in 1997. Rental and other income at Park Place Apartments Phase I increased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of increased rental rates and increased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for average occupancy to decrease and revenues to increase when the number of fully furnished units occupied has increased. The increases in rental and other income at Park Place Apartments Phase I are partially offset by the decrease in average occupancy.

Willow Lake Apartments' occupancy decreased from 94% at March 31, 1996 to 91% at March 31, 1997. Average occupancy for the three month period ended March 31 decreased from 96% in 1996 to 91% in 1997. Rental and other income decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of the decrease in average occupancy and decreased income from fully furnished units. The decrease in rental income is partially offset by increased fees collected for short term leases and for early lease termination and increased rental rates.

Golf Brook Apartments' occupancy decreased from 92% at March 31, 1996 to 90% at March 31, 1997. Average occupancy for the three month period ended March 31 was 94% in 1996 and 93% in 1997. Rental and other income at Golf Brook Apartments remained fairly constant for the three months ended March 31, 1997 as compared to the same period in 1996.

In the opinion of the General Partner of the Partnership, the decreases in occupancy at the Partnership's residential properties are only temporary fluctuations and do not represent a downward occupancy trend.

The 7% decrease in occupancy at Plainview Point III Office Center from March 31, 1996 to March 31, 1997 is primarily the result of one tenant move-out at the end of the lease term totalling 6,900 square feet. Partially offsetting the tenant move-out are expansions by two current tenants of existing space totalling approximately 2,500 square feet. Average occupancy for the three months ended March 31 decreased from 96% in 1996 to 91% in 1997. The Partnership is actively seeking new tenants to occupy the vacant space at this time, it is unknown the extent and cost of any tenant improvements which will be required to attract new tenants. Rental and other income decreased at Plainview Point III Office Center for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of the decrease in average occupancy.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

--------------------------------

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income remained fairly constant for the three months ended March 31, 1997 as compared to the same period in 1996.

Operating expenses increased for the three months ended March 31, 1997 as compared to the same period in 1996 primarily as a result of increased replacement costs (primarily carpet, vinyl and wallcovering), increased building repair and maintenance costs and increased vacant utility costs at the Partnership's residential properties. The increase in operating expenses at the Partnership's residential properties is partially offset by decreased snow removal costs at Park Place Apartments Phase I and Willow Lake Apartments and decreased advertising and pest control costs at Golf Brook Apartments. Operating expenses remained fairly constant at Plainview Point III Office Center for the three months ended March 31, 1997 as compared to the same period in 1996.

Operating expenses - affiliated increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 as a result of increased property management salary costs. Operating expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in interest expense for the three months ended March 31, 1997 as compared to the same period in 1996 is due to the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months ended March 31, 1997 as compared to the same period in 1996 is a result of increased property assessments for Golf Brook and Sabal Park Apartments partially offset by a decreased property assessment and a decreased tax rate for Willow Lake Apartments. Real estate taxes at Park Place Apartments Phase I and Plainview Point III Office Center remained fairly constant for the three months ended March 31, 1997 as compared to the same period in 1996.

Professional and administrative expenses remained fairly constant for the three months ended March 31, 1997 as compared to the same period in 1996.

Professional and administrative expenses - affiliated increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 as a result of increased salary costs. Professional and administrative expenses
- affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization remained fairly constant for the three months ended March 31, 1997 as compared to the same period in 1996. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $59,300,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $422,106 and $535,992 for the three months ended March 31, 1997 and 1996, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $216,293 for the three months ended March 31, 1997 and a 2% (annualized) cash distribution of $231,773 for the three months ended March 31, 1996. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March 31) were $1,860,350 and $1,697,740 at March 31, 1997 and 1996, respectively.

As of March 31, 1997, the Partnership had a mortgage payable to an insurance company in the amount of $9,200,000. The mortgage bears interest at a fixed rate of 8.625% and is secured by the land, buildings and amenities of Golf Brook Apartments. The unpaid balance of the loan is due August 1, 1997.

As of March 31, 1997 , the Partnership had obtained a commitment from an insurance company for $9,000,000 of debt financing. The proceeds from the new financing along with cash reserves will be used to pay off the Partnership's current $9,200,000 mortgage payable which is secured by the land, buildings and amenities of Golf Brook Apartments, and which matures August 1, 1997. The mortgage will bear interest at a fixed rate of 7.43% and will be fully amortized over a 12-year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in the second quarter of 1997.

As of March  31,  1997,  the  Partnership  also  had a  mortgage  payable  to an insurance company in the amount of $8,500,200. The mortgage payable is due November 1, 1997, bears interest at a fixed rate of 9.20% and is secured by the land, buildings and amenities of Willow Lake Apartments. Current monthly principal payments are based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

As of March 31, 1997 , the Partnership had obtained a commitment from an insurance company for $8,500,000 of debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $8,500,200 mortgage payable which is secured by the land, buildings and amenities of Willow Lake Apartments, and which matures November 1, 1997. The mortgage will bear interest at a fixed rate of 7.32% and will be fully amortized over a 15-year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in the fourth quarter of 1997.

As of March 31, 1997 the Partnership had two mortgage loans each with an insurance company in the amount of $3,980,276 and $947,685. Both mortgages payable are due October 5, 2002, currently bear a fixed interest rate of 8.375% for the first 60 months, and are secured by the land, buildings and amenities of Park Place Apartments Phase I. At the end of the 56th month from the date of the notes (notes dated September 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are

-------------------------------------------

based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of March 31, 1997, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,825,442 and $1,883,628. Both mortgages payable are due January 5, 2003, currently bear interest at a fixed rate of 7.25% for the first 60 months and are secured by the land, buildings and amenities of Sabal Park Apartments. At the end of the 56th month from the date of the notes (notes dated December 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

The General Partner of the Partnership is presently exploring the possibility of refinancing the mortgages encumbering Park Place Apartments Phase I and Sabal Park Apartments. If an interest rate can be obtained which would be less than the Modified Rate, together with a favorable amortization schedule, the loans will likely be refinanced.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital improvements at the Partnership's properties. Changes to current tenant finish improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions were funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1996 except for the changes resulting from the $9,000,000 and $8,500,000 loan commitments and other debt refinancings which the Partnership is currently exploring as discussed above.

-------------------------------------------

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March 1997, the Partnership has funded a total amount of $1,179,730 to the Reserve which will allow the Partnership to repurchase up to 4,718 Units at a price of $250 per Unit. Through March 31, 1997 the Partnership has repurchased a total of 4,609 Units for $1,152,250. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at March 31, 1997 was $27,480.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1997 and 1996. These distributions were funded by cash flow derived from operating activities.


                           Net Income            Cash
                            (Loss)           Distributions       Return of
                           Allocated           Declared           Capital
                           ---------           --------           -------

Limited Partners:
       1997                $ (60,994)           $ 214,130        $ 214,130
       1996                   110,765             229,455          118,690

General Partner:
       1997                 $   (616)           $   2,163        $   2,163
       1996                     1,119               2,318            1,199

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,705,000 is land cost, capitalized interest, common area

-------------------------------------------

costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land. At this time, no final decision has been made. In management's opinion, the net book value approximates the fair market value.

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to that which is discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of a commercial office building and apartment complexes. If a major commercial tenant or a large number of apartment lessees default on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, or other operating expenses and acts of God.

PART II.  OTHER INFORMATION

1.    Legal Proceedings

      None

2.    Changes in Securities

      None

3.    Defaults upon Senior Securities

      None

4.    Submission of Matters to a Vote of Security Holders

      None

5.    Other Information

      None

6.    Exhibits and Reports on Form 8-K

      (a)     Exhibits

              Exhibit 27. Financial Data Schedule

      (b)     Reports on Form 8-K

              There were no reports on Form 8-K for the three months ended March 31, 1997.

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


Date:    May 12, 1997