Form 10-Q
period 1997-06-30
NTS PROPERTIES VI/MD
filed 1997-08-13
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997

                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________   to  ___________

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

                                                  YES  X         NO

Exhibit Index: See page 18
Total Pages: 19

                                TABLE OF CONTENTS

                                                                        Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1997 and December 31, 1996                     3

            Statements of Operations
              For the three months and six months ended
                June 30, 1997 and 1996                                      4

            Statements of Cash Flows
              For the three months and six months ended
                June 30, 1997 and 1996                                      5

            Notes To Financial Statements                                 6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10-17


                                     PART II

1.     Legal Proceedings                                                   18
2.     Changes in Securities                                               18
3.     Defaults upon Senior Securities                                     18
4.     Submission of Matters to a Vote of Security Holders                 18
5.     Other Information                                                   18
6.     Exhibits and Reports on Form 8-K                                    18

Signatures                                                                 19




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                       As of            As of
                                                  June 30, 1997   December 31, 1996*
                                                   -----------       -----------
ASSETS

Cash and equivalents                               $   959,244       $   640,541
Cash and equivalents - restricted                      468,890           390,677
Investment securities                                  909,875         1,085,267
Accounts receivable                                    140,506           136,394
Land, buildings and amenities, net                  39,556,189        40,436,784
Assets held for development, net                     1,696,091         1,714,511
Other assets                                           324,066           367,628
                                                   -----------       -----------

                                                   $44,054,861       $44,771,802
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $27,032,180       $27,403,056
Accounts payable                                       298,325           349,168
Distributions payable                                  216,177           216,692
Security deposits                                      247,705           250,814
Other liabilities                                      322,623            52,086
                                                   -----------       -----------

                                                    28,117,010        28,271,816

Partners' equity                                    15,937,851        16,499,986
                                                   -----------       -----------

                                                   $44,054,861       $44,771,802
                                                   ===========       ===========


                                    Limited          General
                                    Partners         Partner          Total
                                    --------         -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 40,518,631    $        100    $ 40,518,731
Net income (loss) - prior years    (12,308,341)        (75,936)    (12,384,277)
Net loss - current year                (91,491)           (924)        (92,415)
Cash distributions declared to
 date                              (10,669,051)       (107,768)    (10,776,819)
Repurchase of limited
 partnership units                  (1,327,369)             --      (1,327,369)
                                  ------------    ------------    ------------

Balances at June 30, 1997         $ 16,122,379    $   (184,528)   $ 15,937,851
                                  ============    ============    ============

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 28, 1997.




                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS



                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                              --------                     --------

                                        1997           1996           1997           1996
                                    -----------    -----------    -----------    -----------
REVENUES:
  Rental income                     $ 2,303,855    $ 2,338,541    $ 4,609,172    $ 4,684,905
  Interest and other income              28,474         27,807         56,422         59,618
                                    -----------    -----------    -----------    -----------

                                      2,332,329      2,366,348      4,665,594      4,744,523

EXPENSES:
  Operating expenses                    616,873        656,194      1,227,450      1,182,707
  Operating expenses - affiliated       251,829        256,734        551,318        539,377
  Interest expense                      566,074        586,004      1,148,946      1,173,817
  Management fees                       115,370        122,178        232,184        237,966
  Real estate taxes                     198,752        194,740        391,846        382,126
  Professional and administrative
   expenses                              50,756         36,872         85,756         73,048
  Professional and administrative
     expenses - affiliated               79,674         47,377        157,154         97,867
  Depreciation and amortization         483,806        479,390        963,355        958,872
                                    -----------    -----------    -----------    -----------

                                      2,363,134      2,379,489      4,758,009      4,645,780
                                    -----------    -----------    -----------    -----------

Net income (loss)                   $   (30,805)   $   (13,141)   $   (92,415)   $    98,743
                                    ===========    ===========    ===========    ===========

Net income (loss) allocated to
 the limited partners               $   (30,497)   $   (13,010)   $   (91,491)   $    97,756
                                    ===========    ===========    ===========    ===========

Net income (loss) per limited
 partnership unit                   $      (.71)   $     (0.29)   $     (2.13)   $      2.11
                                    ===========    ===========    ===========    ===========

Weighted average number of
limited partnership units                42,810         45,410         42,840         46,332
                                    ===========    ===========    ===========    ===========




                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                             Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                                  --------                     --------

                                             1997          1996           1997           1996
                                        ------------   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $   (30,805)   $   (13,141)   $   (92,415)   $    98,743
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Accrued interest on investment
        securities                            7,764         (5,831)         1,399          3,285
      Depreciation and amortization         483,806        479,390        963,355        958,872
      Changes in assets and
      liabilities:
        Cash and equivalents -
           restricted                        74,468        (87,278)      (115,463)      (277,757)
        Accounts receivable                  (9,679)        80,791         (4,112)         7,693
        Other assets                         27,228         28,645          2,674         25,139
        Accounts payable - operations       (86,246)        13,048        (50,843)        29,846
        Security deposits                     5,632          5,695         (3,109)         3,137
        Other liabilities                    77,750         86,111        270,537        274,464
                                        -----------    -----------    -----------    -----------

   Net cash provided by operating
      activities                            549,918        587,430        972,023      1,123,422
                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
    amenities                               (12,016)        (1,219)       (15,953)       (75,137)
Purchase of investment securities          (753,896)      (652,246)    (1,581,396)    (1,587,438)
Maturity of investment securities         1,202,500        570,000      1,755,389      1,706,480
                                        -----------    -----------    -----------    -----------

   Net cash used in investing
      activities                            436,588        (83,465)       158,040         43,905
                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
    payable                              (9,305,051)       (61,832)    (9,370,876)      (122,387)
Proceeds from mortgage loan               9,000,000             --      9,000,000             --
Loan costs                                      (26)            --         (7,500)            --
Cash distributions                         (216,292)      (231,773)      (432,984)      (471,344)
Repurchase of limited partnership
    units                                    (5,750)      (344,750)       (37,250)      (730,750)
Cash and equivalents - restricted             5,750       (110,630)        37,250        275,370
                                        -----------    -----------    -----------    -----------

   Net cash used in financing
      activities                           (521,369)      (748,985)      (811,360)    (1,049,111)
                                        -----------    -----------    -----------    -----------

   Net increase (decrease) in cash
      and equivalents                       465,137       (245,020)       318,703        118,216

CASH AND EQUIVALENTS, beginning of
    period                                  494,107        756,788        640,541        393,552
                                        -----------    -----------    -----------    -----------

CASH AND EQUIVALENTS, end of period     $   959,244    $   511,768    $   959,244    $   511,768
                                        ===========    ===========    ===========    ===========

Interest paid on a cash basis           $   605,303    $   587,327    $ 1,188,634    $ 1,175,929
                                        ===========    ===========    ===========    ===========

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1997 and 1996.

1.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

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


2.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and funds reserved by the Partnership for the repurchase of limited partnership Units.

3.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. The following provides details regarding the investments held at June 30, 1997:


                                   Amortized       Maturity       Value At
              Type                    Cost           Date         Maturity
              ----                    ----           ----         --------

     Certificate of Deposit       $  152,240       07/01/97      $  152,240
     Certificate of Deposit          129,589       08/22/97         130,494
     Certificate of Deposit          125,953       09/03/97         127,104
     Certificate of Deposit          100,403       09/29/97         101,697
     Certificate of Deposit          300,915       09/29/97         304,835
     Certificate of Deposit          100,775       11/08/97         102,646
                                   ---------                      ---------

                                  $  909,875                     $  919,016
                                   =========                      =========

   ---------------------------------

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
                                        =========                     =========


4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                 June 30,         December 31,
                                                   1997               1996
                                                   ----               ----

     Mortgage payable with an insurance
     company,  bearing interest at a fixed
     rate of 7.43%, due May 15, 2009,
     secured by land, buildings and
     amenities                                  $ 8,962,164      $        --

     Mortgage payable with an insurance
     company, bearing interest at 8.625%,
     due August 1, 1997, secured by land,
     buildings and amenities                             --        9,200,000

     Mortgage payable with an insurance
     company, bearing interest at 9.20%,
     due November 1, 1997, secured by land,
     buildings and amenities                      8,471,990        8,527,771

     Mortgage payable with an insurance
     company, bearing interest at 8.375%,
     due October 5, 2002, secured by land,
     buildings and amenities                      3,965,250        3,994,992

     Mortgage payable with an insurance
     company, bearing interest at 8.375%,
     due October 5, 2002, secured by land,
     buildings and amenities                        944,107          951,189

     Mortgage payable with an insurance
     company, bearing interest at 7.25%,
     due January 5, 2003, secured by land,
     buildings and amenities                      2,813,202        2,837,462

                              (Continued next page)

     -----------------------------

                                                  June 30,        December 31,
                                                    1997              1996
                                                    ----              ----

     Mortgage  payable  with an insurance
     company,  bearing  interest at 7.25%,
     due January 5, 2003, secured by land,
     buildings and amenities                     $ 1,875,468      $ 1,891,642
                                                  ----------       ----------
                                                 $27,032,180      $27,403,056
                                                  ==========       ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $33,500,000.

     As of June 30, 1997, the Partnership has obtained a commitment from an insurance company for $8,500,000 of debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $8,471,990 mortgage payable which is secured by the land, buildings and amenities of Willow Lake Apartments which matures November 1, 1997. The mortgage will bear interest at a fixed rate of 7.32% and will be fully amortized over a 15-year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in the fourth quarter of 1997.

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through June 1997, the Partnership has funded a total amount of $1,179,730 to the Reserve which will allow the Partnership to repurchase up to 4,718 Units at a price of $250 per Unit. Through June 30, 1997, the Partnership has repurchased a total of 4,632 Units for $1,158,000. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at June 30, 1997 was $21,730.

6.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $232,184 and $237,966 for the six months ended June 30, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

     --------------------------------------

     The charges were as follows:


                                               1997       1996
                                             --------   --------

                     Administrative          $187,053   $126,588
                     Property manager         418,743    412,381
                     Leasing                  103,928    113,847
                     Other                      2,895        425
                                             --------   --------

                                             $712,619   $653,241
                                             ========   ========



7.   Reclassification of 1996 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the June 30, 1996 financial statements to conform with the June 30, 1997 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                     1997               1996
                                                     ----               ----
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                 86%                94%

Park Place Apartments Phase I                         92%                89%

Willow Lake Apartments                                90%                92%


Properties Owned in Joint Venture
with NTS-Properties IV (Ownership % at
June 30, 1997)
--------------------------------------

Golf Brook Apartments (96%)                           91%                91%

Plainview Point III Office Center (95%)               88%                87%


Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1997 and 1996 was as follows:


                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                          --------              --------

                                      1997      1996        1997        1996
                                     ------    ------      ------      ------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments              $ 410,901  $ 430,567  $  827,105  $  871,982

Park Place Apartments Phase I      $ 462,592  $ 447,133  $  907,550  $  880,125

Willow Lake Apartments             $ 591,775  $ 608,825  $1,188,005  $1,220,738

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership
% at June 30, 1997)
---------------------------------

Golf Brook Apartments (96%)        $ 651,923  $ 676,329  $1,325,333  $1,348,535

Plainview Point III Office         $ 194,453  $ 183,842  $  374,517  $  380,747
  Center (95%)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sabal Park Apartments' occupancy decreased from 94% at June 30, 1996 to 86% at June 30, 1997. Average occupancy for the six month period ended June 30 decreased from 93%(1996) to 89%(1997). Average occupancy for the three month period ended June 30 decreased from 93% (1996) to 88% (1997). Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of the decrease in average occupancy and increased rent concessions.

Park Place Apartments Phase I occupancy increased 3% from June 30, 1996 to June 30, 1997. Average occupancy for the six month period decreased from 91% (1996) to 89% (1997). Average occupancy for the three month period ended June 30 remained constant at 91% (1996 and 1997). Rental and other income at Park Place Apartments Phase I increased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of increased rental rates and increased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for average occupancy to decrease and revenues to increase when the number of fully furnished units occupied has increased. The increase in rental and other income for the six month period at Park Place Apartments Phase I is partially offset by the decrease in average occupancy.

Willow Lake Apartments' occupancy decreased from 92% at June 30, 1996 to 90% at June 30, 1997. Average occupancy for the six month period decreased from 94%
(1996) to 90% (1997). Average occupancy for the three month period ended June 30 decreased from 93%(1996) to 88%(1997). Rental and other income decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of the decrease in average occupancy and decreased income from fully furnished units. The decrease in rental income is partially offset by increased fees collected for short term leases and for early lease termination and increased rental rates.

Golf Brook Apartments' occupancy was 91% at June 30, 1997 and 1996. Average occupancy for the six month period decreased from 92% (1996) to 91% (1997). Average occupancy for the three month period decreased from 90% (1996) to 89%
(1997). Rental and other income at Golf Brook Apartments decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of decreased occupancy and increased rent concessions.

In the opinion of the General Partner of the Partnership, the decreases in occupancy at the Partnership's residential properties are only temporary fluctuations and do not represent a downward occupancy trend.

The 1% increase in occupancy at Plainview Point III Office Center from June 30, 1996 to June 30, 1997 is the result of expansions by two current tenants for a total of approximately 2,500 square feet. Partially offsetting the expansions is one tenant who vacated approximately 1,600 square feet due to a downsizing of current space. The downsizing was done in conjunction with a lease renewal, so there was no write-off of accrued income. Average occupancy decreased from 94%
(1996) to 89% (1997) for the three month period

---------------------------------

ended June 30 and from 95% (1996) to 91% (1997) for the six month period. Rental and other income remained fairly constant at Plainview Point III Office Center for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income remained fairly constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

Operating expenses increased for the six months ended June 30, 1997 as compared to the same period in 1996 as a result of increased replacement costs (carpet, vinyl and wallcoverings) and increased repair and maintenance costs at Sabal Park Apartments and Golf Brook Apartments. These increases are partially offset by decreased snow removal costs at Park Place Apartments Phase I. Operating expenses for the six month period remained fairly constant at Willow Lake Apartments and Plainview Point III Office Center. Operating expenses decreased for the three months ended June 30, 1997 as compared to the same period in 1996 as a result of decreased repair and maintenance costs at Park Place Apartments Phase I and Willow Lake Apartments and decreased replacement costs (carpet, vinyl and wallcovering) at Park Place Apartments Phase I. The decreases in operating expenses for the three month period are partially offset by increased replacement costs (carpet, vinyl, and wallcovering) at Golf Brook Apartments. Operating expenses for the three month period remained fairly constant at Sabal Park Apartments and Plainview Point III Office Center.

Operating expenses - affiliated remained fairly constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in interest expense for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due to the Partnership's decreasing debt level as a result of principal payments made. The decrease in interest expense for both periods is also a result of the new debt financing which was obtained May 15, 1997. The $9,200,000 loan which was paid off had an interest rate of 8.625% compared to 7.43% on the new $9,000,000 loan. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is a result of increased property assessments for Golf Brook and Sabal Park Apartments partially offset by a decreased property assessment and a decreased tax rate for Willow Lake Apartments. Real estate taxes at Park Place Apartments Phase I and Plainview Point III Office Center remained fairly constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

---------------------------------

Professional and administrative expenses increased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of increased outside accounting and legal fees.

Professional and administrative expenses - affiliated increased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization remained fairly constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $59,300,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $972,023 and $1,123,422 for the six months ended June 30, 1997 and 1996, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $432,470 and $456,581 for the six months ended June 30, 1997 and 1996, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June
30) were $1,869,119 and $1,540,798 at June 30, 1997 and 1996, respectively.

On May 15, 1997, the Partnership obtained a mortgage loan from an insurance company in the amount of $9,000,000. The outstanding balance of the loan at June 30, 1997 was $8,962,164. The mortgage bears interest at a fixed rate of 7.43%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization. The proceeds from the loan along with cash reserves were used to pay of the Partnership's $9,200,000 mortgage payable which was secured by Golf Brook Apartments. The mortgage bore interest at a fixed rate of 8.625% and had a maturity date of August 1, 1997.

As of June 30, 1997, the Partnership also had a mortgage payable to an insurance company in the amount of $8,471,990. The mortgage payable is due November 1, 1997, bears interest at a fixed rate of 9.20% and is secured by the land, buildings and amenities of Willow Lake Apartments. Current monthly principal payments are based upon a 25-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization will be $8,433,356.

-------------------------------------------

As of June 30, 1997 , the Partnership had obtained a commitment from an insurance company for $8,500,000 of debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $8,471,990 mortgage payable which is secured by the land, buildings and amenities of Willow Lake Apartments which matures November 1, 1997. The mortgage will bear interest at a fixed rate of 7.32% and will be fully amortized over a 15-year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in the fourth quarter of 1997.

As of June 30, 1997 the Partnership had two mortgage loans each with an insurance company in the amount of $3,965,250 and $944,107. Both mortgages payable are due October 5, 2002, currently bear a fixed interest rate of 8.375% for the first 60 months, and are secured by the land, buildings and amenities of Park Place Apartments Phase I. At the end of the 56th month from the date of the notes (notes dated September 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

As of June 30, 1997, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,813,202 and $1,875,468. Both mortgages payable are due January 5, 2003, currently bear interest at a fixed rate of 7.25% for the first 60 months and are secured by the land, buildings and amenities of Sabal Park Apartments. At the end of the 56th month from the date of the notes (notes dated December 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

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

-------------------------------------------

Changes to current tenant finish improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions were funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds from a mortgage loan. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1996 except for the changes resulting from the $9,000,000 mortgage payable obtained May 15, 1997, the $8,500,000 loan commitment and other debt refinancings which the Partnership is currently exploring as discussed above.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through June 1997, the Partnership has funded a total amount of $1,179,730 to the Reserve which will allow the Partnership to repurchase up to 4,718 Units at a price of $250 per Unit. Through June 30, 1997 the Partnership has repurchased a total of 4,632 Units for $1,158,000. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at June 30, 1997 was $21,730.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1997 and 1996. These distributions were funded by cash flow derived from operating activities.



                                 Net Income           Cash
                                   (Loss)         Distributions       Return of
                                 Allocated           Declared          Capital
                                 ---------           --------          -------

Limited Partners:
       1997                      $ (91,491)          $ 428,145        $ 428,145
       1996                          97,756            452,015          354,259

General Partner:
       1997                      $    (924)          $   4,325        $   4,325
       1996                             987              4,566            3,579

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,700,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership continues to evaluate whether to sell or develop the tract of land. At this time, no final decision has been made. In management's opinion, the net book value approximates the fair market value.

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

-------------------------------------------


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

      None

3.    Defaults upon Senior Securities

      None

4.    Submission of Matters to a Vote of Security Holders

      None

5.    Other Information

      None

6.    Exhibits and Reports on Form 8-K

      (a)     Exhibits

              Exhibit 27. Financial Data Schedule

      (b)     Reports on Form 8-K

              There were no reports on Form 8-K for the three months ended June 30, 1997.

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


Date:    August 11 , 1997