Form 10-Q
period 1997-09-30
NTS PROPERTIES VI/MD
filed 1997-11-13
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 1997

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

                                TABLE OF CONTENTS

                                                                      Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of September 30, 1997 and December 31, 1996              3

            Statements of Operations
              For the three months and nine months ended
              September 30, 1997 and 1996                                 4

            Statements of Cash Flows
              For the three months and nine months ended
              September 30, 1997 and 1996                                 5

            Notes To Financial Statements                               6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10-17


                                     PART II

1.     Legal Proceedings                                                 18
2.     Changes in Securities                                             18
3.     Defaults upon Senior Securities                                   18
4.     Submission of Matters to a Vote of Security Holders               18
5.     Other Information                                                 18
6.     Exhibits and Reports on Form 8-K                                  18

Signatures                                                               19



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                               As of             As of
                                        September 30,1997  December 31, 1996*
                                        ----------------   ------------------
ASSETS
------
Cash and equivalents                      $    805,109        $    640,541
Cash and equivalents - restricted              593,882             390,677
Investment securities                        1,040,949           1,085,267
Accounts receivable                            124,202             136,394
Land, buildings and amenities, net          39,138,808          40,436,784
Assets held for development, net             1,686,881           1,714,511
Other assets                                   568,871             367,628
                                          ------------        -------------

                                          $ 43,958,702        $ 44,771,802
                                          ============        =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages payable                         $ 26,903,627        $ 27,403,056
Accounts payable                               314,221             349,168
Distributions payable                          216,091             216,692
Security deposits                              246,125             250,814
Other liabilities                              536,169              52,086
                                           ------------        ------------

                                            28,216,233          28,271,816

Partners' equity                            15,742,469          16,499,986
                                          ------------         ------------

                                          $ 43,958,702         $ 44,771,802
                                          ============         ============


                                      Limited           General
                                      Partners          Partner        Total
                                      --------          -------        -----
PARTNERS' EQUITY
----------------
Capital contributions, net of
 offering costs                     $ 40,518,631    $        100   $ 40,518,731
Net income (loss) - prior years      (12,308,341)        (75,936)   (12,384,277)
Net loss - current year                  (66,781)           (675)       (67,456)
Cash distributions declared to
 date                                (10,882,981)       (109,929)   (10,992,910)
Repurchase of limited
 partnership Units                    (1,331,619)           --       (1,331,619)
                                    ------------    ------------   ------------

Balances at September 30, 1997      $ 15,928,909    $   (186,440)  $ 15,742,469
                                    ============    ============   ============



* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 28, 1997.



                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS



                                       Three Months Ended           Nine Months Ended
                                         September 30,                September 30,
                                         -------------                -------------

                                      1997          1996          1997            1996
                                   -----------   -----------   -----------    ------------
REVENUES:
 Rental income                     $ 2,406,443   $ 2,428,236   $ 7,015,617    $ 7,113,142
 Interest and other income              28,707        30,015        85,129         89,634
                                   -----------   -----------   -----------    -----------

                                     2,435,150     2,458,251     7,100,746      7,202,776

EXPENSES:
 Operating expenses                    676,959       699,364     1,904,410      1,882,073
 Operating expenses - affiliated       270,203       247,495       821,521        786,872
 Interest expense                      542,070       586,023     1,691,016      1,759,840
 Management fees                       122,426       123,699       354,610        361,666
 Real estate taxes                     198,134       191,141       589,978        573,267
 Professional and administrative
  expenses                              44,155        33,192       129,911        106,239
 Professional and administrative
  expenses - affiliated                 74,991        49,239       232,145        147,106
 Depreciation and amortization         481,253       479,510     1,444,611      1,438,382
                                   -----------   -----------   -----------    -----------

                                     2,410,191     2,409,663     7,168,202      7,055,445
                                   -----------   -----------   -----------    -----------

Net income (loss)                  $    24,959   $    48,588   $   (67,456)   $   147,331
                                   ===========   ===========   ===========    ===========

Net income (loss) allocated to
 the limited partners              $    24,709   $    48,102   $   (66,781)   $   145,858
                                   ===========   ===========   ===========    ===========

Net income (loss) per limited
 partnership Unit                  $       .58   $      1.09   $     (1.56)   $      3.20
                                   ===========   ===========   ===========    ===========

Weighted average number of
 limited partnership Units              42,786        44,120        42,822         45,590
                                   ===========   ===========   ===========    ===========






                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                               --------------------------------       -----------------------------

                                                    1997              1996                1997              1996
                                               ------------        -----------        ------------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              $     24,959     $     48,588        $    (67,456)    $    147,331
Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Accrued interest on investment
        securities                                   (7,470)          (4,294)             (6,071)          (1,010)
      Depreciation and amortization                 481,253          479,510           1,444,611        1,438,382
      Changes in assets and
      liabilities:
        Cash and equivalents -
           restricted                              (129,242)        (227,703)           (244,705)        (505,460)
        Accounts receivable                          16,304           (1,484)             12,192            6,209
        Other assets                                 15,839           16,026              18,512           41,165
        Accounts payable                             15,897           59,330             (34,947)          89,178
        Security deposits                            (1,580)           2,307              (4,689)           5,444
        Other liabilities                           213,541          228,462             484,078          502,925
                                               ------------     ------------        ------------     ------------

   Net cash provided by operating
      activities                                    629,501          600,742           1,601,525        1,724,164
                                               ------------     ------------        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                          (31,135)         (19,807)            (47,088)         (94,944)
Purchase of investment securities                  (798,604)        (880,517)         (2,380,000)      (2,467,955)
Maturity of investment securities                   675,000          565,192           2,430,389        2,271,672
                                               ------------     ------------        ------------     ------------

Net cash used in investing
 activities                                        (154,739)        (335,132)              3,301         (291,227)
                                               ------------     ------------        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 payable                                         (8,628,553)         (63,135)        (17,999,429)        (185,522)
Proceeds from mortgage loan                       8,500,000             --            17,500,000             --
Loan costs                                         (284,167)            --              (291,668)            --
Cash distributions                                 (216,177)        (224,808)           (649,161)        (696,152)
Repurchase of limited partnership
 Units                                               (4,250)        (155,000)            (41,500)        (885,750)
Cash and equivalents - restricted                     4,250          155,000              41,500          430,370
                                               ------------     ------------        ------------     ------------

   Net cash used in financing
      activities                                   (628,897)        (287,943)         (1,440,258)      (1,337,054)
                                               ------------     ------------        ------------     ------------

   Net increase (decrease) in cash
      and equivalents                              (154,135)         (22,333)            164,568           95,883

CASH AND EQUIVALENTS, beginning of
 period                                             959,244          511,768             640,541          393,552
                                               ------------     ------------        ------------     ------------

CASH AND EQUIVALENTS, end of period            $    805,109     $    489,435        $    805,109     $    489,435
                                               ============     ============        ============     ============

Interest paid on a cash basis                  $    575,248     $    586,023        $  1,763,882     $  1,761,585
                                               ============     ============        ============     ============

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1997 and 1996.

1.   Use of Estimates in the Preparation of Financial Statements
     ------------------------------------------------------------

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


2.   Cash and Equivalents - Restricted
     ----------------------------------
     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and funds reserved by the Partnership for the repurchase of limited partnership Units.

3.   Investment Securities
     ----------------------
     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. The following provides details regarding the investments held at September 30, 1997:


                                   Amortized      Maturity     Value At
              Type                   Cost           Date       Maturity
            --------               --------       --------    ----------

     Certificate of Deposit       $  131,136      10/10/97    $  131,384
     Certificate of Deposit          202,647      10/15/97       203,049
     Certificate of Deposit          202,359      11/04/97       203,337
     Certificate of Deposit          102,099      11/08/97       102,646
     Certificate of Deposit          151,165      12/04/97       152,546
     Certificate of Deposit          151,165      12/30/97       153,107
     Certificate of Deposit          100,378      12/30/97       101,684
                                   ---------                   ---------

                                  $1,040,949                  $1,047,753
                                   =========                   =========

     ---------------------------------

     The following provides details regarding the investments held at December 31, 1996:


                                   Amortized     Maturity       Value At
              Type                   Cost          Date         Maturity
             ------                ---------    ---------      ----------

     FHLB Discount Note           $  204,154     01/30/97      $  205,000
     Federal Farm Credit Bank        127,338     03/03/97         128,394
     FNMA Discount Note              227,601     03/18/97         230,000
     Certificate of Deposit          401,174     04/01/97         406,204
     Certificate of Deposit          125,000     05/01/97         127,072
                                   ---------                    ---------

                                  $1,085,267                   $1,096,670
                                   =========                    =========


4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                   September 30,    December 31,
                                                       1997             1996
                                                   ------------      -----------
     Mortgage payable with an insurance company,
     bearing interest at a fixed rate of
     7.43%, due May 14, 2009, secured by land,
     buildings and amenities                       $ 8,845,369      $     --

     Mortgage payable with an insurance
     company, bearing interest at 7.32%,
     due October 15, 2002, secured by land,
     building and amenities                          8,500,000            --

     Mortgage payable with an insurance
     company, bearing interest at 8.375%,
     due October 5, 2002, secured by land,
     buildings and amenities                         3,949,907        3,994,992

     Mortgage payable with an insurance
     company, bearing interest at 8.375%,
     due October 5, 2002, secured by land,
     buildings and amenities                           940,454          951,189

     Mortgage payable with an insurance
     company, bearing interest at 7.25%,
     due January 5, 2003, secured by land,
     buildings and amenities                         2,800,738        2,837,462

     Mortgage payable with an insurance
     company, bearing interest at 7.25%,
     due January 5, 2003, secured by land,
     buildings and amenities                         1,867,159        1,891,642

                              (Continued next page)

    -----------------------------


                                                  September 30,    December 31,
                                                     1997              1996
                                                  ------------     -----------
     Mortgage  payable with an insurance
     company,bearing  interest at 8.625%,
     due August 1, 1997, secured by land,
     buildings and amenities                       $   --           $ 9,200,000

     Mortgage payable with an insurance
     company, bearing interest at 9.20%,
     due November 1, 1997, secured by land,
     buildings and amenities                           --             8,527,771
                                                   -----------      -----------
                                                   $26,903,627      $27,403,056
                                                   ===========      ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $29,600,000.

     As of September 30, 1997, the Partnership has obtained a commitment from an insurance company for $4,700,000 of debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $2,800,738 and $1,867,159 (total of $4,667,897) mortgages payable which are secured by the land, buildings and amenities of Sabal Park Apartments which matures January 5, 2003. The mortgage will bear interest at a fixed rate of 7.38% and will be fully amortized over a 15- year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed in the fourth quarter of 1997.

     Subsequent to September 30, 1997, the Partnership obtained a mortgage loan from an insurance company in the amount of $12,200,000. Loan proceeds of $5,000,000 were advanced and used to pay off the Partnership's current $3,949,907 and $940,454 (total of $4,890,361) mortgages payable, which were secured by the land, buildings and amenities of Park Place Apartments Phase I, and fund loan closing costs. The remaining $7,200,000 loan proceeds will be used to construct Park Place Apartments Phase III. These loan proceeds will be advanced as needed in accordance with the loan agreements. The mortgage bears interest at a fixed rate of 7.74% and will be amortized over 19 years.
     The mortgage loan matures October 15, 2012.

5.   Interest Repurchase Reserve
     ------------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through September 30, 1997, the Partnership has funded a total amount of $1,179,730 to the Reserve which will allow the Partnership to repurchase up to 4,718 Units at a price of $250 per Unit. Through September 30, 1997, the Partnership has repurchased a total of 4,649 Units for $1,162,250. Repurchased Units are retired by

     -----------------------------------------

     the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at September 30, 1997 was $17,480.

     Subsequent to September 30, 1997, the Partnership elected to fund an additional $300,000 to the Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 1,000 Units at a currently contemplated price of $300 per Unit.


6.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $354,610 and $361,666 for the nine months ended September 30, 1997 and 1996, respectively, were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. The Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1997 and 1996. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                     1997             1996
                                  ----------       ----------

          Administrative          $  274,622       $  187,515
          Property manager           629,077          598,679
          Leasing                    146,732          160,803
          Other                       30,607            4,574
                                   ---------        ---------

                                  $1,081,038       $  951,571
                                   =========        =========



7.   Reclassification of 1996 Financial Statements
     ----------------------------------------------
     Certain  reclassifications  have  been  made  to  the  September  30,  1996
     financial   statements   to   conform   with   the   September   30,   1997
     classifications. These reclassifications have no effect on previously reported operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         0F OPERATIONS
         -------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                            1997                 1996
                                          --------              -------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                        97%                  96%

Park Place Apartments Phase I                94%                  96%

Willow Lake Apartments                       91%                  93%


Properties Owned in Joint Venture
with NTS-Properties IV (Ownership % at
September 30, 1997)
--------------------------------------

Golf Brook Apartments (96%)                  97%                  97%

Plainview Point III Office Center (95%)      88%                  91%


Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1997 and 1996 was as follows:


                                    Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                  ----------------------  ----------------------

                                   1997         1996        1997         1996
                                   ----         ----        ----         ----

Wholly-Owned Properties
-----------------------

Sabal Park Apartments            $ 435,922   $ 460,585   $1,263,027   $1,332,568

Park Place Apartments Phase I    $ 495,690   $ 481,698   $1,403,240   $1,361,823

Willow Lake Apartments           $ 598,768   $ 595,553   $1,786,773   $1,816,291

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership
% at September 30, 1997)
--------------------------------

Golf Brook Apartments (96%)       $ 700,928   $ 724,860   $2,026,261  $2,073,395

Plainview Point III Office        $ 181,970   $ 174,211   $  556,488  $  554,958
  Center (95%)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sabal Park Apartments' occupancy increased from 96% at September 30, 1996 to 97% at September 30, 1997. Average occupancy for the nine month period ended September 30 decreased from 94%(1996) to 91%(1997). Average occupancy for the three month period ended September 30 decreased from 97% (1996) to 95% (1997). Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments decreased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of the decrease in average occupancy and increased rent concessions.

Park Place Apartments Phase I occupancy decreased 2% from September 30, 1996 to September 30, 1997. Average occupancy for the nine month period decreased from 92% (1996) to 91% (1997). Average occupancy for the three month period ended September 30 decreased from 95% (1996) to 93%(1997). Rental and other income at Park Place Apartments Phase I increased for the nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of increased rental rates and increased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for average occupancy to decrease and revenues to increase when the number of fully furnished units occupied has increased. The increase in rental and other income for the nine month period at Park Place Apartments Phase I is partially offset by the decrease in average occupancy. Rental and other income at Park Place Apartments Phase I increased for the three months ended September 30, 1997 as compared to the same periods in 1996 as a result of increased rental rates. The increase in rental and other income for the three month period is partially offset by the decrease in average occupancy and decreased income collected from fully furnished units.

Willow Lake Apartments' occupancy decreased from 93% at September 30, 1996 to 91% at September 30, 1997. Average occupancy for the nine month period decreased from 94% (1996) to 90% (1997). Average occupancy for the three month period ended September 30 decreased from 93%(1996) to 91%(1997). Rental and other income decreased for the nine months ended September 30, 1997 as compared to the same period in 1996 as a result of the decrease in average occupancy and decreased income from fully furnished units. The decrease in rental income is partially offset by increased fees collected for short term leases and for early lease termination and increased rental rates. Rental and other income at Willow Lake Apartments for the three months ended September 30, 1997 as compared to the same period in 1996 remained fairly constant.

Golf Brook Apartments' occupancy was 97% at September 30, 1997 and 1996. Average occupancy for the nine month period decreased from 94% (1996) to 93% (1997). Average occupancy for the three month period remained constant at 97% (1996 and 1997). Rental and other income at Golf Brook Apartments decreased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of decreased occupancy and increased rent concessions.

In the opinion of the General Partner of the Partnership, the decreases in occupancy at the Partnership's residential properties are only temporary fluctuations and do not represent a downward occupancy trend.

---------------------------------

The 3% decrease in occupancy at Plainview Point III Office Center from September 30, 1996 to September 30, 1997 is the result of one tenant who vacated approximately 1,600 square feet due to a downsizing of current space. The downsizing was done in conjunction with a lease renewal, so there was no write-off of accrued income. Average occupancy decreased from 90% (1996) to 88%
(1997) for the three month period ended  September 30 and from 94% (1996) to 90%
(1997) for the nine month period. Rental and other income remained fairly constant at Plainview Point III Office Center for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

Operating expenses increased for the nine months ended September 30, 1997 as compared to the same period in 1996 as a result of increased replacement costs (carpet, vinyl and wallcoverings) and increased repair and maintenance costs at Sabal Park Apartments and Golf Brook Apartments. These increases are partially offset by decreased wallcovering costs, repair and maintenance costs and snow removal costs at Park Place Apartments Phase I. Operating expenses for the nine month period remained fairly constant at Willow Lake Apartments and Plainview Point III Office Center. Operating expenses decreased for the three months ended September 30, 1997 as compared to the same period in 1996 as a result of decreased repair and maintenance costs at Golf Brook Apartments, decreased replacement costs (carpet, vinly and wallcovering) at Park Place Apartments Phase I, decreased landscaping costs at Park Place Phase I, Golf Brook and Sabal Park Apartments and decreased insurance costs at Willow Lake and Golf Brook Apartments. The decreases in operating expenses for the three month period are partially offset by increased replacement costs (carpet, vinyl, and wallcovering) at Sabal Park Apartments. Operating expenses for the three month period remained fairly constant at Plainview Point III Office Center.

Operating expenses - affiliated increased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of increased salary costs at the Partnership's residential properties. Operating expenses - affiliated for the three month and nine month period remained fairly constant at Plainview Point III Office Center. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in interest expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due to the Partnership's decreasing debt level as a result of principal payments made. The decrease in interest expense for both periods is also a result of the new debt financings which were obtained May 15, 1997 and September 12, 1997 (see discussion below). The $9,200,000 loan which was paid off had an interest rate of 8.625% compared to 7.43% on the new $9,000,000 loan. The approximately $8,550,000 loan which was paid off had an interest rate of 9.20% compared to 7.32% on the new $8,500,000 loan. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

---------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is a result of increased property assessments for Golf Brook and Sabal Park Apartments partially offset by a decreased property assessment and a decreased tax rate for Willow Lake Apartments. Real estate taxes at Park Place Apartments Phase I and Plainview Point III Office Center remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

Professional and administrative expenses increased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of increased outside accounting and legal fees.

Professional and administrative expenses - affiliated increased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $59,300,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $1,601,525 and $1,724,164 for the nine months ended September 30, 1997 and 1996, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $648,561 and $678,258 for the nine months ended September 30, 1997 and 1996, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $1,846,058 and $1,867,813 at September 30, 1997 and 1996, respectively.

On May 15, 1997, the Partnership obtained a mortgage loan from an insurance company in the amount of $9,000,000. The outstanding balance of the loan at September 30, 1997 was $8,845,369. The mortgage bears interest at a fixed rate of 7.43%, is due May 14, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization. The proceeds from the loan along with cash reserves were used to pay off the Partnership's $9,200,000 mortgage payable which was secured by Golf Brook Apartments. The mortgage bore interest at a fixed rate of 8.625% and had a maturity date of August 1, 1997.

-------------------------------------------

On September 12, 1997, the Partnership obtained a mortgage loan from insurance company in the amount of $8,500,000. The outstanding balance of the loan at September 30, 1997 was $8,500,000. The mortgage bears interest at a fixed rate of 7.32%, is due October 15, 2002 and is secured by the assets of Willow Lake Apartments. Monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization. The proceeds from the loan were used to pay off the Partnership's mortgage payable which was secured by Willow Lake Apartments and fund loan closing costs. The mortgage bore interest at a fixed rate of 9.20% and had a maturity date of November 1, 1997.

As of September 30, 1997 the Partnership had two mortgage loans each with an insurance company in the amount of $3,949,907 and $940,454. Both mortgages payable are due October 5, 2002, currently bear a fixed interest rate of 8.375% for the first 60 months, and are secured by the land, buildings and amenities of Park Place Apartments Phase I. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,413,955 ($3,565,118 and $848,837).

Subsequent to September 30, 1997 the Partnership obtained a mortgage loan from an insurance company in the amount of $12,200,000. The mortgage bears interest at a fixed rate of 7.74%, is due October 15, 2012 and is secured by the assets of Park Place Apartments Phase I and Park Place Apartments Phase III (to be constructed). On October 8, 1997, $5,000,000 of the loan proceeds were advanced and used to pay off the Partnership's $3,949,907 and $940,454 (total of $4,890,361) mortgages payable, which were secured by Park Place Apartments Phase I, and fund loan closing costs. The mortgages bore interest at a fixed rate of 8.375% and had maturity dates of October 5, 2002. The remaining $7,200,000 loan proceeds will be advanced during the construction of Park Place Apartments Phase III as needed in accordance with the loan agreement.

As of September 30, 1997, the Partnership also had two mortgage loans each with an insurance company in the amount of $2,800,738 and $1,867,159. Both mortgages payable are due January 5, 2003, currently bear interest at a fixed rate of 7.25% for the first 60 months and are secured by the land, buildings and amenities of Sabal Park Apartments. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding balance at maturity based on the current rate of amortization would be $4,122,326 ($2,473,396 and $1,648,930).

As of September 30, 1997, the Partnership has obtained a commitment from an insurance company for $4,700,000 of debt financing. The proceeds from the new financing will be used to pay off the Partnership's current $2,800,738 and $1,867,159 (total of $4,667,897) mortgages payable (as discussed above)which are secured by the land buildings and amenities of Sabal Park Apartments, and fund loan closing costs. The mortgage will bear interest at a fixed rate of 7.38% and will be fully amortized over a 15-year period. Based upon the terms of the commitment, the Partnership anticipates that the financing will be completed during the fourth quarter of 1997.

The  majority  of  the  Partnership's   cash  flow  is  derived  from  operating
activities. Cash flows used in investing activities are for tenant finish improvements and other capital improvements at the Partnership's properties.

-------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital improvements at the Partnership's properties. Changes to current tenant finish improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions were funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds from mortgage loans. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1996 except for the changes resulting from the $9,000,000 loan obtained May 15, 1997, the $8,500,000 loan obtained September 12, 1997, the $12,200,000 loan obtained October 8, 1997, and the $4,700,000 loan commitment discussed above.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through September 30, 1997, the Partnership has funded a total amount of $1,179,730 to the Reserve which will allow the Partnership to repurchase up to 4,718 Units at a price of $250 per Unit. Through September 30, 1997 the Partnership has repurchased a total of 4,649 Units for $1,162,250. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at September 30, 1997 was $17,480.

Subsequent to September 30, 1997, the Partnership elected to fund an additional $300,000 to the Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 1,000 Units at a currently contemplated price of $300 per Unit.




                              (Continued next page)

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1997 and 1996. These distributions were funded by cash flow derived from operating activities.



                            Net Income           Cash
                              (Loss)         Distributions         Return of
                             Allocated          Declared             Capital
                           ------------      -------------        -------------

Limited Partners:
       1997                  $ (66,781)         $ 642,075          $ 642,075
       1996                    145,858            671,475            525,617

General Partner:
       1997                 $     (675)         $   6,486          $   6,486
       1996                      1,473              6,783              5,310


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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which is zoned for 163 apartment units (Park Place Apartments Phase III). Included in the cost of approximately $1,700,000 is land cost, capitalized interest, common area costs and amenity costs. The Partnership intends to use the land to construct Park Place Apartments Phase III. It is anticipated that construction will begin in 1998. In management's opinion, the net book value approximates the fair market value.

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then

-------------------------------------------

the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The Partnership's principal activity is the leasing and management of a commercial office building and apartment complexes. If a major commercial tenant or a large number of apartment lessees default on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and payment of other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, or other operating expenses and acts of God.

PART II.  OTHER INFORMATION


1.     Legal Proceedings

       None

2.     Changes in Securities

       None

3.     Defaults upon Senior Securities

       None

4.     Submission of Matters to a Vote of Security Holders

       None

5.     Other Information

       None

6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits

              Exhibit 27. Financial Data Schedule

       (b)    Reports on Form 8-K

              There were no reports on Form 8-K for the three months ended September 30, 1997.

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


                              NTS-PROPERTIES VI, a Maryland Limited
                              Partnership
                                          (Registrant)


                              By:    NTS-Properties Associates VI,
                                     General Partner
                                     By: NTS Capital Corporation,
                                         General Partner


                                           /s/ John W. Hampton
                                           -------------------
                                           John W. Hampton
                                           Senior Vice President


Date:    November 12, 1997