Form 10-K
period 1997-12-31
NTS PROPERTIES VI/MD
filed 1998-03-30
CIK 765232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended    December 31, 1997

                                          OR

        ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

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

Exhibit Index: See page 39

Total Pages: 43

                                TABLE OF CONTENTS


                                                                         Pages

                                     PART I

Items 1 and 2      Business and Properties                                3-11
Item 3             Legal Proceedings                                        11
Item 4             Submission of Matters to a Vote
                     of Security Holders                                    11


                                     PART II


Item 5             Market for the Registrant's Limited
                     Partnership Interests and Related
                     Partner Matters                                        12
Item 6             Selected Financial Data                                  13
Item 7             Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                       14-21
Item 8             Financial Statements and Supplementary
                     Data                                                22-35
Item 9             Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                   36


                                    PART III


Item 10            Directors and Executive Officers of
                     the Registrant                                      36-37
Item 11            Management Remuneration and Transactions                 37
Item 12            Security Ownership of Certain Beneficial
                     Owners and Management                                  37
Item 13            Certain Relationships and Related
                     Transactions                                        37-38


                                     PART IV


Item 14            Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                             39-42


Signatures                                                                  43

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

General
-------

Some of the statements included in Items 1. and 2., Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The registrant, NTS-Properties VI, a Maryland Limited Partnership (the "Partnership"), is a limited partnership formed in December 1984 under the laws of the State of Maryland. The General Partner is NTS-Properties Associates VI, a Kentucky limited partnership. As of December 31, 1997, the Partnership owned the following properties:

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

        - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties IV., Ltd. ("NTS-Properties IV"), an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 96% at December 31, 1997.

        - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet, located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV. The Partnership's percentage interest in the joint venture was 95% at December 31, 1997.

The Partnership also owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky (Park Place Apartments Phase III). The Partnership intends to use the land to construct Park Place Apartments Phase III. It is anticipated that construction will begin in the Spring of 1998.

The Partnership or Joint Venture in which the Partnership is a partner has a fee
title  interest  in  the  above  listed  properties.   In  the  opinion  of  the
Partnership's management, the properties are adequately covered by insurance.

Sabal Park Apartments is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1997 was $4,700,000 ($2,820,000 and $1,880,000). Both mortgages bear interest at a fixed rate of 7.38% and are due December 5, 2012. Monthly principal

-------------------

payments on both mortgages are based upon a 15-year amortization schedule. At maturity, the mortgages will have been repaid based upon the current rate of amortization.

Park Place Apartments Phase I and Park Place Apartments Phase III (to be constructed) are encumbered by a $12,200,000 permanent mortgage with an insurance company. The outstanding balance of the mortgage at December 31, 1997 is $5,000,000. The remaining $7,200,000 loan proceeds will be advanced during the construction of Park Place Apartments Phase III as needed in accordance with the loan agreement. The mortgage bears interest at a fixed rate of 7.74%, is due October 15, 2012 and is secured by the assets of Park Place Apartments Phase I and Park Place Apartments Phase III. Until the construction of Park Place
Apartments Phase III is complete, the mortgage will require only monthly interest payments. Upon the completion of Park Place Apartments Phase III, the monthly principal payments will be based upon a 19-year amortization schedule. At maturity, the principal balance of the loan will not be fully amortized. However, due to the fact that it is not known when principal payments will begin, the outstanding balance at maturity can not be determined at this time.

Willow Lake Apartments is encumbered by a permanent mortgage with an insurance company. The outstanding balance at December 31, 1997 was $8,447,975. The mortgage bears interest at a fixed rate of 7.32%. Monthly principal payments are based upon a 15-year amortization schedule. The mortgage is due October 15, 2012. At maturity, the mortgage will have been repaid based upon the current rate of amortization.

Golf Brook Apartments, a joint venture between the Partnership and NTS-Properties IV, is encumbered by a mortgage payable to an insurance company. The mortgage is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The outstanding balance at December 31, 1997 was $8,724,588. The mortgage bears a fixed interest rate of 7.43% and is due May 14, 2009. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Plainview Point III Office Center is not encumbered by an outstanding mortgage at December 31, 1997.

For a further discussion regarding the terms of the debt financings see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements at the Partnership's commercial property as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and/or cash reserves. The Partnership also plans to begin, during Spring 1998, the construction of Park Place Apartments Phase III (152 units) on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by the $7,200,000 of loan proceeds, as discussed above, and cash reserves. Through December 31, 1997, approximately $100,000 of pre-development costs had been incurred. The Partnership had no material commitments for renovations or capital improvements at December 31, 1997.

-------------------

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

Monthly rental rates at Sabal Park Apartments start at $879 for two-bedroom apartments and $1,219 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 97% (1997), 90% (1996), 98% (1995), 91% (1994)and 94% (1993).

Park Place Apartments Phase I
-----------------------------

Units at Park Place Apartments Phase I include one and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase II of the Park Place development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly  rental  rates  at Park  Place  Apartments  Phase I  start  at $709  for one-bedroom apartments, $909 for two-bedroom apartments and $1,099 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be

-----------------------------------------

rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 89% (1997), 90% (1996), 92% (1995), 93% (1994) and $93% (1993).

Willow Lake Apartments
----------------------

Units at Willow Lake Apartments include one and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices.

Monthly rental rates at Willow Lake Apartments start at $760 for one-bedroom apartments, $965 for two-bedroom apartments and $1,155 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 88% (1997), 91% (1996), 93%
(1995), 92% (1994) and 84% (1993).

Golf Brook Apartments
---------------------

Units at Golf Brook Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,130 for two-bedroom apartments and $1,360 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 96% (1997),97% (1996), 91% (1995), 93% (1994) and 91% (1993).

Plainview Point III Office Center
---------------------------------

Base annual rents, which include the cost of utilities, range from $13.90 to $17.00 per square foot for first and second floor office space and $13.00 per square foot for lower level office space. The average base annual rental for all types of space leased as of December 31, 1997 was $14.42 per square foot. Office space is ordinarily leased for between two and six years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1998 and 2001. Some leases provide for renewal options of between two and five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1997, there were seven tenants leasing space aggregating approximately 60,121 square feet of rentable area. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupations/professions practiced include real estate and insurance. Four tenants lease more than 10% of the office center's rentable area: The Prudential Company of America (10.3%), Underwriters Safety & Claims, Inc. (18.4%), Re/max Properties East, Inc. (24.4%) and Univa Health Network (26.7%). The occupancy levels at the office center as of December 31 were 96% (1997), 91% (1996), 91%
(1995), 91% (1994) and 87% (1993).

---------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1997.

Major Tenants:
                                                     Current Base
                                     Sq. Ft. and     Annual Rental
                                       % of Net     and % of Gross
                          Year of      Rentable      Base Annual       Renewal
      Name              Expiration       Area           Rental         Options
      ----              ----------       ----           ------         -------

The Prudential Company
  of America                1998     6,474 (10.3%)  $ 95,964 (11.1%) 1 Five-Year
Underwriters Safety &
  Claims, Inc.              2001    11,535 (18.4%)  $149,952 (17.3%)    None
Re/max Properties East,
  Inc.                      1999    15,300 (24.4%)  $225,600 (26.0%) 1 Two-Year

Univa Health Network        2000    16,727 (26.7%)  $232,500 (26.8%) 1 Five-Year


Other Tenants:

                                                     Current Base
                                      Sq. Ft. and    Annual Rental
                                        % of Net    and % of Gross
      No. of               Year of     Rentable       Base Annual     Renewal
      Tenants             Expiration     Area           Rental        Options
      -------             ----------     ----           ------        -------

        None              1998-1999       --               --             --
         3                   2000   10,085 (16.1%) $163,140 (18.8%) 1 Three-Year


Additional operating data regarding the Partnership's properties is furnished in the following table.


                                   Federal             Realty         Annual
                                  Tax Basis           Tax Rate     Realty Taxes
                                  ---------           --------     ------------
Wholly-Owned Properties
-----------------------
Sabal Park Apartments            $11,213,451          $.018636       $157,380

Park Place Apartments
Phase I                           11,225,316           .009925        111,066

Willow Lake Apartments            15,532,184           .090642        228,280

Properties Owned in
Joint Venture with
NTS-Properties IV
-----------------
Golf Brook Apartments             16,094,267           .018636        259,677

Plainview Point III
Office Center                      4,193,863           .011180         34,849

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 3-30 years for amenities. The estimated realty taxes on the completed Park Place Apartments Phase III will be approximately $90,000. The estimated realty taxes on all other planned renovations, primarily tenant

-------------------

improvements, would not be material. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d) September 30, 2025.

The Partnership contributed approximately $15,800,000, the cost of constructing and leasing the apartments. NTS-Properties IV contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. The Partnership also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1997.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The Partnership had originally obtained financing, secured by Golf Brook Apartments, to fund a portion of its contribution to the Joint Venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $8,714,588 is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The mortgage payable bears interest at a fixed rate of 7.43%, is due May 14, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

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

----------------------------------------

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 96% at December 31, 1997.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1997.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d) December 30, 2026.

The Partnership contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties IV contributed land valued at $790,000 with an outstanding note of $550,000 which was secured by the land. The Partnership also contributed the funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1997.

As of December 31, 1997, Plainview Point III Office Center is not encumbered by any mortgage indebtedness.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 95% at December 31, 1997.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1997.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1997, there are no properties under construction in the respective vicinities in which the properties are located except for the following: In close proximity to Sabal Park Apartments and Golf Brook Apartments, there are 726 apartment units currently under construction which are scheduled to be completed during 1998. In the vicinity near Park Place Apartments, there are currently 760 apartment units currently under construction which are scheduled to be completed during the second and third quarters of 1998. Also, at the Park Place Apartments development, plans are currently in progress to build Phase III (152 units) of the development with ground breaking scheduled for Spring 1998. See the discussion above for further details regarding the planned construction. In the vicinity of Willow Lake Apartments, there are currently 1,160 apartment units under construction which are scheduled to be completed during 1998. At this time it is unknown the effect these new units will have on occupancy at the Partnership's properties. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates VI, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VI. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $480,335 for the year ended December 31, 1997. $46,099 was received from the commercial property and $434,236 was received from residential properties. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1997, the Management Agreement is still in effect.

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


Item 3.  Legal Proceedings
         -----------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.      Market for Registrant's Limited Partnership Interests and Related
-------      -----------------------------------------------------------------
             Partner Matters
             ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 3,976 limited partners as of March 9, 1998. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1997 financial statements.

Annual distributions totaling $20.00 per limited partnership unit were paid during the years ended December 31, 1997, 1996 and 1995, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                       1997            1996             1995
                                     ---------       ---------        --------

First quarter                          $ 5.00          $ 5.00          $ 5.00
Second quarter                           5.00            5.00            5.00
Third quarter                            5.00            5.00            5.00
Fourth quarter                           5.00            5.00            5.00
                                       ------          ------           -----

                                       $20.00          $20.00          $20.00
                                       ======          ======           =====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1997, 1996 and 1995.


                           Net Income              Cash
                             (Loss)            Distributions          Return of
                           Allocated              Declared             Capital
                           ---------              --------             -------

Limited Partners:
       1997               $   106,042            $   853,625         $  747,583
       1996                   224,783                886,000            661,217
       1995                  (324,417)               948,700            948,700
General Partners:
       1997               $     1,071            $     8,622         $    7,551
       1996                     2,271                  8,950              6,679
       1995                    (3,277)                 9,583              9,583




Item 6.  Selected Financial Data
         -----------------------

Years ended December 31, 1997, 1996, 1995, 1994 and 1993.


                                    1997            1996            1995            1994            1993
                                -------------   -------------   -------------   -------------   -------------
Total revenues                  $  9,608,273    $  9,670,261    $  8,939,055    $  8,796,072    $  8,515,951

Total expenses                    (9,402,616)     (9,443,207)     (9,266,749)     (9,607,971)     (9,549,251)
                                ------------    ------------    ------------    ------------    ------------
Income(loss) before
  extraordinary item                 205,657         227,054        (327,694)       (811,899)     (1,033,300)
Extraordinary item                   (98,544)             --              --              --              --
                                ------------    ------------    ------------    ------------    ------------

Net income (loss)               $    107,113    $    227,054    $   (327,694)   $   (811,899)   $ (1,033,300)
                                ============    ============    ============    ============    ============

Net income (loss)
allocated to:
  General Partner               $      1,071    $      2,271    $     (3,277)   $     (8,119)   $    (10,333)
  Limited partners              $    106,042    $    224,783    $   (324,417)   $   (803,780)   $ (1,022,967)

Net income (loss) per
limited partnership
unit                            $       2.48    $       4.97    $      (6.84)   $     (16.94)   $     (21.57)

Weighted average
number of limited
partnership units                     42,817          45,243          47,435          47,435          47,435

Cumulative net income
(loss) allocated to:
  General Partner               $    (74,865)   $    (75,936)   $    (78,207)   $    (74,930)   $    (66,811)
  Limited partners              $(12,202,299)   $(12,308,341)   $(12,533,124)   $(12,208,707)   $(11,404,927)

Cumulative net
taxable income (loss)
allocated to:
  General Partner               $    102,664    $  1,192,830    $     78,617    $     64,858    $     55,986
  Limited partners              $(15,174,826)   $(16,357,888)   $(15,401,294)   $(14,859,402)   $(13,885,668)

Distributions
declared:
 General Partner                $      8,622    $      8,950    $      9,583    $      8,984    $      7,187
 Limited partners               $    853,625    $    886,000    $    948,700    $    889,380    $    711,525

Cumulative
distributions
declared:
 General Partner                $    112,066    $    103,444    $     94,494    $     84,911    $     75,927
 Limited partners               $ 11,094,531    $ 10,240,906    $  9,354,906    $  8,406,206    $  7,516,826

At year end:
 Cash and equivalents           $    276,891    $    640,541    $    393,552    $  1,617,604    $  1,394,905

 Investment
  securities                    $  1,562,813    $  1,085,267    $  1,151,355    $         --    $         --

 Land, buildings and
  amenities, net                $ 38,660,912    $ 40,436,784    $ 42,196,272    $ 43,872,072    $ 45,799,467

 Total assets                   $ 43,289,608    $ 44,771,802    $ 46,813,791    $ 48,267,884    $ 50,221,728

 Mortgages payable              $ 26,872,563    $ 27,403,056    $ 27,653,044    $ 27,883,025    $ 28,101,474

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                Percentage
                                Ownership
                               at 12/31/97        1997        1996        1995
                               -----------      --------    --------    -------

Wholly-Owned Properties
-----------------------

Sabal Park Apartments               100%           97%         90%         98%

Park Place Apartments
Phase I                             100%           89%         90%         92%

Willow Lake Apartments              100%           88%         91%         93%

Properties Owned in Joint
Venture with NTS-
Properties IV
-------------------------

Golf Brook Apartments                96%           96%         97%         91%

Plainview Point III
Office Center                        95%           96%         91%         91%


Rental and other income generated by the Partnership's properties for the years ended December 31, 1997, 1996 and 1995 were as follows:


                             Percentage
                              Ownership
                             at 12/31/97     1997        1996        1995
                             -----------  ----------  ----------  ----------

Wholly-Owned Properties

Sabal Park Apartments            100%     $1,725,980  $1,765,302  $1,675,795

Park Place Apartments
Phase I                          100%     $1,896,871  $1,843,808  $1,739,626

Willow Lake Apartments           100%     $2,412,609  $2,434,696  $2,287,408

Properties Owned in Joint
Venture with NTS-
Properties IV

Golf Brook Apartments             96%     $2,747,335  $2,801,744  $2,722,451

Plainview Point III
Office Center                     95%     $  737,948  $  729,647  $  428,269

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

Sabal Park Apartments' year-ending occupancy increased from 90% in 1996 to 97% in 1997; however, average occupancy decreased from 94% in 1996 to 92%

---------------------------------

in 1997. Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire year's results. Rental and other income at Sabal Park Apartments decreased from 1996 to 1997 as a result of a decrease in average occupancy and increased rent concessions.

Sabal Park Apartments' year-ending occupancy decreased from 98% in 1995 to 90% in 1996 and average occupancy increased from 92% in 1995 to 94% in 1996. Rental and other income at Sabal Park Apartments increased from 1995 to 1996 as a result of the increase in average occupancy, increased rental rates, increased fees collected upon early lease terminations and increased fees collected for short term and month-to-month leases.

Park Place Apartments Phase I's year-ending occupancy decreased from 90% in 1996 to 89% in 1997 and average occupancy decreased from 93% in 1996 to 91% in 1997. Rental and other income at Park Place Apartments Phase I increased from 1996 to 1997 as a result of increased rental rates and increased income collected from the rent of fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenue to increase when the number of fully furnished units has increased.

Year-ending occupancy at Park Place Apartments Phase I decreased from 92% in 1995 to 90% in 1996 and average occupancy decreased from 94% in 1995 to 93% in 1996. Rental and other income at Park Place Apartments Phase I increased from 1995 to 1996 as a result of increased income collected from the rental of fully furnished units, increased income collected for short term and month-to-month leases and increased rental rates.

Willow Lake Apartments' year-ending occupancy decreased from 91% in 1996 to 88% in 1997 and average occupancy decreased from 94% in 1996 to 90% in 1997. Rental and other income at Willow Lake Apartments decreased from 1996 to 1997 as a result of the decrease in average occupancy and decreased income collected from the rental of fully furnished units.

Willow Lake Apartments' year-ending occupancy decreased from 93% in 1995 to 91% in 1996; however, average occupancy increased 2% from 1995 to 1996. Rental and other income at Willow Lake Apartments increased as a result of the increase in average occupancy, increased rental rates, increased income collected from fully furnished units and increased fees collected for short term and month-to-month leases.

Golf Brook Apartments' year-ending occupancy decreased from 97% in 1996 to 96% in 1997 and average occupancy decreased from 94% in 1996 to 93% in 1997. Rental and other income at Golf Brook Apartments decreased from 1996 to 1997 as a result of decreased average occupancy and increased rent concessions.

Year-ending occupancy at Golf Brook Apartments increased from 91% in 1995 to 97% in 1996 while average occupancy remained constant at 94% in 1995 and 1996. Rental and other income at Golf Brook Apartments increased from 1995 to 1996 as a result of increased rental rates, increased non-refundable pet fees and increased pet rent collected.

Plainview Point III Office Center's year-ending occupancy increased from 91% in 1996 to 96% in 1997 as a result of one new lease for approximately 4,800 square feet. Partially offsetting the new lease is the downsizing of an existing tenant by approximately 1,600 square feet. Average occupancy decreased from 93% (1996) to 90% (1997). Rental and other income remained fairly constant at Plainview Point III Office Center from 1996 to 1997.

---------------------------------

Year-ending occupancy at Plainview Point III Office Center was 91% for 1995 and 1996 as a result of expansions by two current tenants of existing space totaling approximately 2,500 square feet offset by one tenant move-out at the end of the lease term totaling approximately 2,500 square feet. Average occupancy increased from 55% in 1995 to 93% in 1996. Rental and other income increased at Plainview Point III Office Center from 1995 to 1996 as a result of the increase in average occupancy.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes interest income from investments made by the Partnership with cash reserves. Interest income remained fairly constant during 1997 as compared to 1996.

The increase in interest and other income from 1995 to 1996 can be attributed to increased miscellaneous income collected by the Partnership partially offset by decreased interest income resulting from decreased cash reserves being available for investment and decreased other income at the Partnership's residential properties.

Operating expenses decreased from 1996 to 1997 as a result of decreased repairs and maintenance costs at Sabal Park, Park Place Phase I, Golf Brook and Willow Lake Apartments, decreased snow removal at Park Place Phase I and Willow Lake Apartments, decreased landscaping costs at Sabal Park, Park Place Phase I and Willow Lake Apartments, and decreased furniture rental costs associated with fully furnished units at Willow Lake Apartments. These decreases are partially offset by increased advertising at Sabal Park, Park Place Phase I, Willow Lake Apartments and Plainview Point III Office Center, increased interior painting at Sabal Park, Park Place Phase I and Golf Brook Apartments and Plainview Point III Office Center, increased pool maintenance costs at Golf Brook and Willow Lake Apartments, and increased replacement costs at Willow Lake, Park Place Phase I and Sabal Park Apartments.

Operating expenses increased from 1995 to 1996 as a result of increased general building costs at all the Partnership's properties, increased furniture rental costs associated with fully furnished units at Willow Lake and Park Place Phase I Apartments, increased replacement costs at Golf Brook, Willow Lake and Park Place Phase I Apartments, increased utility costs at Park Place Phase I Apartments, Willow Lake Apartments and Plainview Point III Office Center, increased exterior maintenance costs at Golf Brook Apartments, increased advertising costs at Golf Brook, Park Place Phase I and Willow Lake Apartments and increased amortization of prepaid leasing commissions at Plainview Point III Officer Center . These increases are partially offset by decreased exterior painting costs at Willow Lake and Park Place Phase I Apartments and decreased interior painting and carpet replacement costs at Sabal Park Apartments.

Operating expenses - affiliated increased from 1996 to 1997 as a result of increased salary costs at the Partnership's residential properties. Operating expenses - affiliated at Plainview Point III Office Center remained relatively constant from 1996 to 1997. Operating expenses affiliated are expenses incurred for services by employees of NTS Development Company, an affiliated of the General Partner of the Partnership.

Operating expenses - affiliated decreased from 1995 to 1996 due to decreased property management and leasing costs.

---------------------------------

The 1997 write-off of unamortized loan costs (treated as an extraordinary item) relates to loan costs associated with the Golf Brook, Park Place Phase I, Willow Lake and Sabal Park Apartments mortgages payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their scheduled maturities - August 1, 1997, October 5, 2002, November 1, 1997 and January 5, 2003, respectively - as a result of new financing being obtained during 1997. See the Liquidity and Capital Resources section of this item for further discussion.

Amortization of capitalized leasing costs has increased from 1996 to 1997 as a result of amortization of a special tenant allowance, at Plainview Point III Office Center, which was paid during 1997.

Amortization of capitalized leasing costs decreased from 1995 to 1996 as a result of a portion of the costs capitalized during start-up having become fully amortized. Capitalized leasing costs were fully amortized during the second quarter of 1995.

Interest expenses decreased from 1996 to 1997 due to the Partnership's decreasing debt level as a result of principal payments made and a result of the new debt financings at lower interest rates which were obtained May 15, September 12, and October 8, 1997. The $9,200,000 mortgage, which was paid off May 15, 1997, had an interest rate of 8.625% compared to 7.43% on the new $9,000,000 loan. The approximately $8,500,000 which was paid off September 12, 1997, had an interest rate of 9.20% compared to 7.32% on the new $8,500,000 loan. The approximately $3,900,000 and $950,000 mortgages, which were paid off October 8, 1997, had an interest rate of 8.375% compared to 7.74% on the new $5,000,000 loan. Interest expense decreased from 1995 to 1996 due to the Partnership's decreasing debt level as a result of principal payments made. See the Capital Resources and Liquidity section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The change in real estate taxes from 1996 to 1997 was not significant. The increase in real estate taxes from 1995 to 1996 is a result of increased property assessments for Golf Brook and Sabal Park Apartments. The increase in real estate taxes is partially offset by a decreased property assessment and decreased tax rate for Willow Lake Apartments. The assessment for Park Place Apartments Phase I and Plainview Point III Office Center remained constant from 1995 to 1996.

The increase in professional and administrative expenses from 1996 to 1997 is the result of increased legal costs. The increase in professional and administrative expenses from 1995 to 1996 is the result of increased costs associated with the Interest Repurchase Program.

Professional and administrative expenses - affiliated increased from 1996 to 1997 and from 1995 to 1996 as a result of increased charges by NTS Development Company for accounting personnel. Over the past several years the charges for the annual partnership audit have stayed at a relatively consistent level despite the increase in disclosure and audit requirements. This has been accomplished by the increased utilization of NTS Development Company personnel's preparation of the necessary audit documentation, workpapers, Securities and Exchange Commission filings and EDGAR (Electronic Data Gathering, Analysis and Retrieval) filings. In addition, administrative overhead costs have increased as a result of the additional personnel costs related to investor relations and asset management. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

---------------------------------

Amortization expense decreased from 1996 to 1997 as a result of decreased loan cost amortization. The change in depreciation expense from 1996 to 1997 was not significant. Depreciation and amortization decreased from 1995 to 1996 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. The decrease in depreciation and amortization from 1995 to 1996 is partially offset by depreciation of new tenant finish improvements at Plainview Point III Office Center. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building and improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $71,500,000.

Liquidity and Capital Resources
-------------------------------

Cash provided from operations was $2,131,543, $2,257,823 and $1,648,106 during the years ended December 31, 1997, 1996 and 1995, respectively. These funds in conjunction with cash on hand were used to make, a 2% (annualized) cash
distribution  of  approximately   $862,000  in  1997,  a  2%  (annualized)  cash
distribution of approximately $895,000 in 1996, and a 2% (annualized) cash distribution of approximately $958,000 in 1995. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $1,839,704, $1,725,808 and $1,544,907 at December 31, 1997, 1996 and 1995, respectively.

On May 15, 1997, the Partnership obtained a mortgage loan from an insurance company in the amount of $9,000,000. The outstanding balance of the loan at December 31, 1997 was $8,714,588. The mortgage bears interest at a fixed rate of 7.43%, is due May 14, 2009 and is secured by the assets of Golf Brook Apartments. The monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization. The proceeds from the loan along with cash reserves were used to pay off the Partnership's $9,200,000 mortgage payable which was secured by Golf Brook Apartments. The mortgage bore interest at a fixed rate of 8.625% and had a maturity date of August 1, 1997.

On September 12, 1997, the Partnership obtained a mortgage loan from an insurance company in the amount of $8,500,000. The outstanding balance of the loan at December 31, 1977 was $8,447,975. The mortgage bears interest at a fixed rate of 7.32%, is due October 15, 2012 and is secured by the assets of Willow
Lake Apartments. The monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization. The proceeds from the loan were used to pay off the Partnership's $8,443,126 mortgage payable which was secured by Willow Lake Apartments and to fund loan closing costs. The mortgage bore interest at a fixed rate of 9.20% and had a maturity date of November 1, 1997.

On October 8, 1997, the Partnership obtained a mortgage loan from an insurance company in the amount of $12,200,000. The outstanding balance of the loan at December 31, 1997 was $5,000,000. The mortgage bears interest at a fixed rate of 7.74%, is due October 15, 2012 and is secured by the assets of Park Place Apartments Phase I and Park Place Apartments Phase III (to be constructed). The remaining $7,200,000 loan proceeds will be advanced during the construction of Park Place Apartments Phase III as needed in accordance with the loan agreements. Until the construction of

-------------------------------------------

Park Place Apartments Phase III is complete, the mortgage will require only monthly interest payments. Upon the completion of Park Place Apartments Phase III, the monthly principal payments will be based upon a 19-year amortization schedule. Due to the fact that it is not known when principal payments will begin, the outstanding balance at maturity can not be determined at this time. On October 8, 1997, $5,000,000 of the loan proceeds were advanced and used to pay off the Partnership's approximately $3,950,000 and $950,000 (total of $4,900,000) mortgages payable, which were secured by Park Place Apartments Phase I and to fund loan closing costs. The mortgages bore interest at a fixed rate of 8.375% and had maturity dates of October 5, 2002. The remaining $7,200,000 loan proceeds will be advanced during the construction of Park Place Apartments Phase III, as needed, in accordance with the loan agreement.

On November 21, 1997 the Partnership obtained two mortgage loans with an insurance company in the amounts of $2,820,000 and $1,880,000. The outstanding balances of the loans at December 31, 1997 were $2,820,000 and $1,880,000 for a total of $4,700,000. Both mortgages bear interest at a fixed rate of 7.38%, are due December 5, 2012, and are secured by the assets of Sabal Park Apartments. The monthly principal payments are based upon a 15-year amortization schedule. At maturity, the mortgage will have been repaid based upon the current rate of amortization. The proceeds from the loans were used to pay off the Partnership's mortgages payable in the amounts of approximately $2,800,000 and $1,900,000, which were secured by Sabal Park Apartments and to fund loan closing costs. The mortgages bore interest at a fixed rate of 7.25% and had maturity dates of January 5, 2003.

The majority of the Partnership's cash flow is derived from operating activities. The decrease in accounts receivable during 1995 represents a settlement received from the insurance company of the manufacturer of the pipe fittings which were used in the construction of Willow Lake Apartments. Cash flows used in investing activities are for tenant finish improvements and other capital improvements at the Partnership's properties. Changes to current tenant improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds from mortgage loans. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997 except for the following: 1) future leasing and tenant finish costs, as discussed below, 2) changes resulting from the new debt financings obtained by the Partnership during 1997, as discussed above, and 3) the construction of Park Place Apartments Phase III, as discussed below.

In the next 12 months, the demand on future liquidity is anticipated to increase as a result of a 6,474 square feet lease having expired May 1997 at Plainview Point III Office Center. Currently, the tenant is leasing the space on a month-to-month basis. At this time, the future leasing and

-------------------------------------------

tenant finish costs which will be required to renew the current lease or obtain new tenants are unknown. The Partnership also plans to begin, during Spring 1998, the construction of Park Place Apartments Phase III (152 units) on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by the $7,200,000 of loan proceeds, as discussed above, and cash reserves. Through December 31, 1997, approximately $100,000 of pre-development costs had been incurred. As of December 31, 1997, the Partnership had no material commitments for renovations or capital improvements. It is anticipated that the cash flow from operations, cash reserves and loan proceeds will be sufficient to meet the needs of the Partnership.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1997 was immaterial.

As of December 31, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. The Partnership elected to fund additional amounts of $455,380 on May 24, 1996 and $250,000 on October 17, 1996 to its Interest Repurchase Reserve. With these funds, the Partnership would be able to repurchase up to 4,718 Units at a price of $250 per Unit. On November 7, 1997, the Partnership elected to fund an additional $300,000 to the Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 1,000 Units at a price of $300 per Unit. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. Through December 31, 1997, the Partnership has repurchased a total of 4,649 Units for $1,162,250. The amount remaining in the Interest Repurchase Reserve at December 31, 1997 was $317,480.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1997, 1996 and 1995.


                                     Net                 Cash
                                 Income(Loss)       Distributions     Return of
                                  Allocated            Declared        Capital
                                  ---------            --------        -------

Limited Partners:
       1997                      $   106,042          $ 853,625       $ 747,583
       1996                          224,783            886,000         661,217
       1995                         (324,417)           948,700         948,700
General Partner:
       1997                      $     1,071          $   8,622       $   7,551
       1996                            2,271              8,950           6,679
       1995                           (3,277)             9,583           9,583

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky (Park Place Apartments Phase
III). Included in the cost of approximately $1,800,000 is land cost, capitalized interest, common area costs, amenity costs and pre-development costs associated with the construction of Phase III. The Partnership intends to use the land to construct Park Place Apartments Phase III. It is anticipated that construction will begin in the Spring of 1998. In management's opinion, the net book value approximates the fair market value.

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

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To NTS-Properties VI, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 40 through 42 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                  ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 6, 1998




                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996




                                                      1997              1996
                                                   -----------       -----------
ASSETS

Cash and equivalents                               $   276,891       $   640,541
Cash and equivalents - restricted                      507,568           390,677
Investment securities                                1,562,813         1,085,267
Accounts receivable                                    111,152           136,394
Land, buildings and amenities, net                  38,660,912        40,436,784
Assets held for development, net                     1,774,455         1,714,511
Other assets                                           395,817           367,628
                                                   -----------       -----------

                                                   $43,289,608       $44,771,802
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $26,872,563       $27,403,056
Accounts payable                                       195,165           349,168
Distributions payable                                  213,687           216,692
Security deposits                                      237,501           250,814
Other liabilities                                       67,340            52,086
                                                   -----------       -----------

                                                    27,586,256        28,271,816

Commitments and contingencies

Partners' equity                                    15,703,352        16,499,986
                                                   -----------       -----------

                                                   $43,289,608       $44,771,802
                                                   ===========       ===========


The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                          1997            1996          1995
                                                       -----------    -----------   -----------
Revenues:
 Rental income                                         $ 9,493,634    $ 9,541,311   $ 8,817,265
 Interest and other income                                 114,639        128,950       121,790
                                                       -----------    -----------   -----------

                                                         9,608,273      9,670,261     8,939,055
Expenses:
 Operating expenses                                      2,493,211      2,529,274     2,382,093
 Operating expenses - affiliated                         1,091,454      1,044,781     1,055,190
 Amortization of capitalized leasing
  costs                                                      2,244             --         1,091
 Interest expense                                        2,194,368      2,344,531     2,365,542
 Management fees                                           480,335        485,250       441,861
 Real estate taxes                                         779,214        771,952       746,200
 Professional and administrative
  expenses                                                 150,846        145,734       141,948
 Professional and administrative
  expenses - affiliated                                    300,159        203,818       191,677
 Depreciation and amortization                           1,910,785      1,917,867     1,941,147
                                                       -----------    -----------   -----------

                                                         9,402,616      9,443,207     9,266,749
                                                       -----------    -----------   -----------

Income (loss) before extraordinary item                    205,657        227,054      (327,694)
Extraordinary item:
  Write-off unamortized loan costs                         (98,544)            --            --
                                                       -----------    -----------   -----------

Net income (loss)                                      $   107,113    $   227,054   $  (327,694)
                                                       ===========    ===========   ===========

Net income (loss) allocated to the
 limited partners:
  Income (loss) before extraordinary item              $   203,600    $   224,783   $  (324,417)

  Extraordinary item                                       (97,558)            --            --
                                                       -----------    -----------   -----------

  Net income (loss)                                    $   106,042    $   224,783   $  (324,417)
                                                       ===========    ===========   ===========

Net income (loss) per limited
 partnership Unit:
  Income (loss) before extraordinary item              $      4.76    $      4.97   $     (6.84)

  Extraordinary item                                         (2.28)            --            --
                                                       -----------    -----------   -----------

  Net income (loss)                                    $      2.48    $      4.97   $     (6.84)
                                                       ===========    ===========   ===========

Weighted average number of limited
 partnership units                                          42,817         45,243        47,435
                                                       ===========    ===========   ===========


The accompanying notes to financial statements are an integral part of these statements.




                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                       Limited          General
                                       Partners         Partners         Total
                                       --------         --------         -----
Balances at December 31, 1994        $ 19,734,350    $   (159,741)   $ 19,574,609

 Net loss                                (324,417)         (3,277)       (327,694)

 Distributions declared                  (948,700)         (9,583)       (958,283)
                                     ------------    ------------    ------------

Balances at December 31, 1995          18,461,233        (172,601)     18,288,632

 Net income                               224,783           2,271         227,054

 Distributions declared                  (886,000)         (8,950)       (894,950)

 Repurchase of limited partnership
   Units                               (1,120,750)             --      (1,120,750)
                                     ------------    ------------    ------------

Balances at December 31, 1996          16,679,266        (179,280)     16,499,986

 Net income                               106,042           1,071         107,113

 Distributions declared                  (853,625)         (8,622)       (862,247)

 Repurchase of limited partnership
   Units                                  (41,500)             --         (41,500)
                                     ------------    ------------    ------------

Balances at December 31, 1997        $ 15,890,183    $   (186,831)   $ 15,703,352
                                     ============    ============    ============


The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                    1997            1996            1995
                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $    107,113    $    227,054    $   (327,694)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Accrued interest on investment securities           (4,048)          7,498         (14,875)
  Amortization of capitalized leasing costs            2,244              --           1,091
  Write-off unamortized loan costs                    98,544              --              --
  Depreciation and amortization                    1,910,785       1,917,867       1,941,147
  Changes in assets and liabilities:
   Cash and equivalents - restricted                 141,609         (30,047)        (71,046)
   Accounts receivable                                25,242          22,035         223,026
   Other assets                                        2,121          23,436         (94,952)
   Accounts payable                                 (154,003)         43,389          40,626
   Security deposits                                 (13,313)         15,627         (47,330)
   Other liabilities                                  15,249          30,964          (1,887)
                                                ------------    ------------    ------------

  Net cash provided by operating activities        2,131,543       2,257,823       1,648,106
                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                          (114,598)       (103,508)        (73,064)
Purchase of investment securities                 (3,931,387)     (3,344,984)     (2,642,085)
Maturity of investment securities                  3,457,889       3,403,575       1,505,605
                                                ------------    ------------    ------------

  Net cash used in investing activities             (588,096)        (44,917)     (1,209,544)
                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable          (27,730,493)       (249,988)       (229,981)
Proceeds from mortgage loans                      27,200,000              --              --
Cash distributions                                  (865,252)       (917,829)       (958,283)
Repurchase of limited partnership Units              (41,500)     (1,120,750)             --
Additions to loan costs                             (211,352)        (92,720)             --
Cash and equivalents - restricted                   (258,500)        415,370        (474,350)
                                                ------------    ------------    ------------

  Net cash used in financing activities           (1,907,097)     (1,965,917)     (1,662,614)
                                                ------------    ------------    ------------

  Net increase (decrease) in cash and
   equivalents                                      (363,650)        246,989      (1,224,052)

CASH AND EQUIVALENTS, beginning of year              640,541         393,552       1,617,604
                                                ------------    ------------    ------------

CASH AND EQUIVALENTS, end of year               $    276,891    $    640,541    $    393,552
                                                ============    ============    ============

Interest paid on a cash basis                   $  2,284,228    $  2,346,643    $  2,367,146
                                                ============    ============    ============

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

             - Sabal Park Apartments, a 162-unit luxury apartment complex in Orlando, Florida

             - Park Place Apartments Phase I, a 180-unit luxury apartment complex in Lexington, Kentucky

             - Willow Lake Apartments, a 207-unit luxury apartment complex in Indianapolis, Indiana

             - A 96% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida

             - A 95% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet located in Louisville, Kentucky

             The Partnership also owns approximately 15 acres of land in Lexington, Kentucky which will be used for the construction of 152 apartments units (Park Place Apartments Phase III). See Note 10 Commitments and Contingencies for further information.

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

             A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:


                                              1997         1996         1995
                                           ----------   ----------   ----------

             Net income (loss)              $107,113    $ 227,054    $(327,694)

             Items handled differently
              for tax purposes:
               Depreciation and
                amortization                 (86,287)    (139,371)    (195,060)
               Capitalized leasing
                costs                         34,898       34,134       35,750
               Write-off of unamortized
                tenant improvements               --      (11,476)     (22,832)
               Rental income                  37,172       47,278      (18,296)
                                            ---------   ---------     ---------

             Taxable income (loss)          $ 92,896    $ 157,619   $ (528,132)
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

       F)    Joint Venture Accounting
             ------------------------

             The Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues,

       -------------------------------------------

             ------------------------------------

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

       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1997 and 1996, the Partnership sold no investment securities. The following provides details regarding the investments held at December 31, 1997:


                                           Amortized    Maturity      Value At
                     Type                    Costs        Date        Maturity
                     ----                   -------      ------      ---------
             Certificate of Deposit       $  222,741    02/03/98    $   223,805

             Certificate of Deposit          205,392    02/12/98        206,654

             Certificate of Deposit          101,154    03/02/98        102,042

             Certificate of Deposit          101,246    03/12/98        102,272

             Certificate of Deposit          205,082    03/27/98        207,639

             Certificate of Deposit          125,678    03/30/98        127,336

             Certificate of Deposit          150,226    03/30/98        152,215

             Certificate of Deposit          150,226    04/06/98        152,373

             Certificate of Deposit          100,151    04/15/98        101,718


                            (Continued on next page)

       -------------------------------------------

       H)    Investment Securities
             ---------------------


                                          Amortized     Maturity    Value At
                     Type                   Costs         Date      Maturity
                     ----                  -------       ------    ---------
             Certificate of Deposit       $  100,151    04/30/98  $  101,944

             Certificate of Deposit          100,766    05/08/98     102,569
                                          ----------               ---------

                                          $1,562,813              $1,580,567
                                          ==========               =========


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
                                          =========                  =========


     I)      Basis of Property and Depreciation
             ----------------------------------

             Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1997 and 1996 did not result in an impairment loss.

     J)      Capitalized Leasing Costs
             -------------------------

             The Partnership has capitalized certain costs associated with the initial leasing of the properties. These costs are being amortized over a five year period.

     -------------------------------------------

     K)   Rental Income and Deferred Leasing Commissions
          ----------------------------------------------

          Certain of the Partnership's lease agreements at Plainview Point III Office Center are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $75,984 and $98,024 at December 31, 1997 and 1996, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

      L)  Advertising
          -----------

          The   Partnership   expenses   advertising-type   costs  as  incurred.
          Advertising expense was immaterial to the Partnership during the years ended December 31, 1997, 1996 and 1995.

      M)  Statements of Cash Flows
          ------------------------

          For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

2.    Concentration of Credit Risk
      ----------------------------

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

          The Partnership made contributions of approximately $15,800,000 for construction and carrying costs and retired the $1,200,000 note payable in 1987, which increased the Partnership's percentage interest in the joint venture.

          The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 96% at December 31, 1997. The
          Partnership's share of the joint venture's net operating income was $965,860 (1997) $1,023,900 (1996) and $1,058,691 (1995).

      ----------------------------------------

      B)  Plainview Point III Joint Venture
          ---------------------------------

          In 1987, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop and construct an approximately 62,000 square foot office building located in Louisville, Kentucky known as Plainview Point III Office Center.

          NTS-Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. The Partnership contributed the construction and carrying costs of the complex. The Partnership made contributions of approximately $4,100,000 million for construction and carrying costs and retired the $550,000 note payable in 1987, which increased the Partnership's percentage interest in the joint venture. The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 95% at December 31, 1997. The Partnership's share of the joint venture's net operating income (loss) was $(67,267)
          (1997), $(31,953) (1996) and $12,423 (1995).

4.    Land, Buildings and Amenities
      -----------------------------

      The  following   schedule   provides  an  analysis  of  the  Partnership's
      investment in property held for lease as of December 31:


                                              1997          1996
                                             ------        ------

           Land and improvements           $14,863,568   $14,863,110
           Buildings, improvements and
             amenities                      46,659,837    46,648,416
                                           -----------   -----------

                                            61,523,405    61,511,526
           Less accumulated depreciation    22,862,493    21,074,742
                                           -----------   -----------

                                           $38,660,912   $40,436,784
                                           ===========   ===========

5.    Assets Held for Development
      ---------------------------

      The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky which will be used for the construction of 152 apartment units (Park Place Apartments Phase
      III). See Note 10 Commitments and Contingencies for further discussion. Included in the cost of approximately $1,780,000 is land cost, capitalized interest, common area costs, amenity costs and pre- development costs associated with the construction of Phase III.

6.    Interest Repurchase Reserve
      ---------------------------

      As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $474,350 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. The Partnership elected to fund additional amounts of $455,380 on May 24, 1996 and $250,000 on October 17, 1996 to its Interest Repurchase Reserve. With these funds, the Partnership would be able to repurchase up to 4,718 Units at a price of $250 per Unit. On November 7, 1997, the Partnership elected to fund an additional $300,000 to the Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase an additional 1,000 Units at a price of $300 per Unit. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent fair market value or liquidation value of the Unit. Through December 31, 1997, the Partnership has repurchased a total of 4,649 Units for $1,162,250. The amount remaining in the Interest Repurchase Reserve at December 31, 1997 was $317,480.

7.    Mortgages Payable
      -----------------

      Mortgages payable as of December 31 consist of the following:

                                                   1997               1996
                                                  ------             ------
      Mortgage  payable with an insurance
      company bearing  interest at 7.43%,
      due May 14, 2009 secured by
      certain land, buildings and
      amenities                                 $ 8,724,588       $       --

      Mortgage payable with an insurance
      company bearing interest at 7.32%,
      due October 15, 2012 secured by
      certain land, buildings and
      amenities                                   8,447,975               --

      Mortgage  payable  with an  insurance
      company  bearing  interest at 7.74%,
      due October 15, 2012 secured by
      certain land, buildings and
      amenities                                   5,000,000               --

      Mortgage payable with an insurance
      company bearing interest at 7.38%,
      due December 5, 2012 secured by
      certain land, buildings and
      amenities                                   2,820,000               --

      Mortgage payable with an insurance
      company bearing interest at 7.38%,
      due December 5, 2012 secured by
      certain land, buildings and
      amenities                                   1,880,000               --

      Mortgage payable with an insurance
      company bearing interest at 8.625%,
      due August 1, 1997 secured by
      certain land, buildings and
      amenities                                          --        9,200,000

      Mortgage payable with an insurance
      company bearing interest at 9.20%,
      due November 1, 1997 secured by
      certain land, buildings and
      amenities                                          --        8,527,771

      Mortgage payable with an insurance
      company bearing interest at 8.375%,
      due October 5, 2002 secured by
      certain land, buildings and
      amenities                                          --        3,994,992

      Mortgage payable with an insurance
      company bearing interest at 8.375%,
      due October 5, 2002 secured by
      certain land, buildings and
      amenities                                          --          951,189


                            (Continued on next page)

      -----------------------------

                                                   1997             1996
                                                  ------           ------
      Mortgage  payable  with an  insurance
      company  bearing  interest at 7.25%,
      due January 5, 2003 secured by
      certain land, buildings and
      amenities                                 $        --      $ 2,837,462

      Mortgage payable to an insurance
      company, bearing interest at 7.25%,
      due January 5, 2003 secured by
      certain land, buildings and
      amenities                                          --        1,891,642
                                                 ----------       ----------
                                                $26,872,563      $27,403,056
                                                 ==========       ==========


      The mortgages are payable in aggregate monthly installments of $263,494 which includes principal, interest, property taxes and insurance.

      Scheduled maturities of debt are as follows:

       For the Years Ended December 31,         Amount
       --------------------------------         ------

                             1998             $ 1,010,042
                             1999               1,087,216
                             2000               1,245,523
                             2001               1,386,160
                             2002               1,492,555
                          Thereafter           20,651,067
                                              -----------
                                              $26,872,563
                                              ===========



       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $27,000,000.

       The mortgage payable with an outstanding balance of $5,000,000 as of December 31, 1997 has an additional availability of $7,200,000. The proceeds will be used to fund the construction of Park Place Apartments Phase III. See Note 10 Commitments and Contingencies for further information.

       The 1997 write-off of unamortized loan costs (treated as an extraordinary item) relates to loan costs associated with the Golf Brook, Park Place Phase I, Willow Lake and Sabal Park Apartments mortgages payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their scheduled maturities - August 1, 1997, October 5, 2002, November 1, 1997 and January 5, 2003, respectively
       - as a result of new financing being obtained during 1997.

8.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1997:

       For the Years Ended December 31,                Amount
       --------------------------------                ------

                             1998                   $   610,792
                             1999                       471,242
                             2000                       371,592
                             2001                       126,912
                             2002                        --
                          Thereafter                     --
                                                    -----------
                                                    $ 1,580,538
                                                    ===========


9.     Related Party Transactions
       --------------------------

       Pursuant to an agreement with the Partnership, property management fees of $480,335 (1997), $485,250 (1996) and $441,861 (1995) were paid to NTS
       Development Company, an affiliate of the General Partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $252 (1997), $862 (1996) and $6,200 (1995) as a repair and maintenance fee and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                       1997             1996             1995
                                    ----------       ----------       ----------

      Administrative                $  359,864       $  258,101       $  245,369
      Property manager                 838,536          792,366          786,667
      Leasing                          191,370          212,358          229,309
      Other                             66,876            4,471            9,285
                                     ---------        ---------        ---------

                                    $1,456,646       $1,267,296       $1,270,630
                                     =========        =========        =========


10. Commitments and Contingencies
    -----------------------------

       The Partnership plans to begin, during Spring 1998, the construction of Park Place Apartments Phase III (152 units) on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by the remaining loan proceeds ($7,200,000) of a mortgage loan obtained during 1997 and cash reserves. Through December 31, 1997, approximately $100,000 of pre-development costs had been incurred.

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             ---------------------------------------------------------------
             Financial Disclosure
             --------------------

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

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

The General Partners of NTS-Properties Associates VI are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 56) is the managing General Partner of NTS-Properties Associates VI and Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good, (age 58) President and Chief Operating Officer of NTS Corporation and President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard
L. Good, Brian F. Lavin and John W. Hampton.

Brian F. Lavin
--------------

Mr. Lavin (age 44) serves as Executive Vice President of NTS Development Company and President of the Company's Income Properties. As such, Mr. Lavin is responsible for all NTS commercial real estate development, land acquisitions and oversees the management of all commercial office buildings, business centers and multi-family residential communities. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the
Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

          --------------------------------------------------------------

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


Item 11.  Management Remuneration and Transactions
          ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1997, 1996 and 1995.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocation and cash distributions.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Pursuant to an  agreement  with the  Partnership,  property  management  fees of
$480,335  (1997),   $485,250  (1996)  and  $441,861  (1995)  were  paid  to  NTS
Development Company, an affiliate of the General Partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $252 (1997), $862 (1996)

          ----------------------------------------------------------

and $6,200 (1995) as a repair and maintenance fee and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                     1997             1996             1995
                                  ----------       ----------       ----------

Administrative                    $  359,864       $  258,101       $  245,369
Property manager                     838,536          792,366          786,667
Leasing                              191,370          212,358          229,309
Other                                 66,876            4,471            9,285
                                   ---------        ---------        ---------

                                  $1,456,646       $1,267,296       $1,270,630
                                   =========        =========        =========


There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1997, 1996 and 1995 together with the report of Arthur Andersen LLP, dated March 6, 1998, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules:                                                     Page No.
        ----------                                                     --------


        III-Real Estate and Accumulated Depreciation                    40-42

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

4.      Reports on Form 8-K

        Form 8-K, dated November 7, 1997, was filed to report in Item 5 the fact that the Partnership has elected to fund an additional amount of $300,000 to its Interest Repurchase Reserve.



                                NTS-PROPERTIES VI

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997





                                                Park Place
                                 Sabal Park     Apartments   Willow Lake
                                 Apartments       Phase I     Apartments
                                 ----------     ----------   -----------
Encumbrances                             (A)           (B)           (B)

Initial cost to partnership:
  Land                           $ 3,063,046   $ 2,320,938   $ 3,770,328
  Buildings and improvements       8,417,719     9,630,935    12,616,655

Cost capitalized subsequent to
 acquisition
  Improvements                        23,981        36,585       197,661
Gross amount at which carried
 December 31, 1997:(C)
  Land                           $ 3,063,046   $ 2,333,428   $ 3,770,328
  Buildings and improvements       8,441,700     9,655,030    12,814,316
                                 -----------   -----------   -----------

  Total                          $11,504,746   $11,988,458   $16,584,644
                                 ===========   ===========   ===========

Accumulated depreciation         $ 4,746,256   $ 4,473,789   $ 5,862,834
                                 ===========   ===========   ===========

Date of construction                   06/84         04/84         03/85

Date Acquired                            N/A           N/A           N/A

Life at which depreciation in
 latest income statement is
 computed                                (D)           (D)           (D)


(A) First mortgages held by two insurance companies.
(B) First mortgage held by an  insurance  company.
(C)  Aggregate  cost of real estate for tax purposes is $71,468,175.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.



                                NTS-PROPERTIES VI

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997





                                                 Plainview
                                  Golf Brook     Point III      Total
                                  Apartments   Office Center Pages 40-41
                                  ----------   ------------- -----------
Encumbrances                             (A)           (B)

Initial cost to partnership:
  Land                           $ 4,384,363   $ 1,268,339   $14,807,014
  Buildings and improvements      12,302,319     2,270,729    45,238,357

Cost capitalized subsequent to
 acquisition
  Improvements                        82,613     1,137,194     1,478,034
Gross amount at which carried
 December 31, 1997:
  Land                           $ 4,405,811   $ 1,290,955   $14,863,568
  Buildings and improvements      12,363,484     3,385,307    46,659,837
                                 -----------   -----------   -----------

  Total                          $16,769,295   $ 4,676,262   $61,523,405
                                 ===========   ===========   ===========

Accumulated depreciation         $ 5,954,694   $ 1,824,920   $22,862,493
                                 ===========   ===========   ===========

Date of construction                   05/88         01/88

Date Acquired                            N/A           N/A

Life at which depreciation in
 latest income statement is
 computed                                (C)           (C)


(A) First mortgage held by an insurance company.
(B) None.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.



                               NTS-PROPERTIES VI,

                         A Maryland Limited Partnership

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   Real            Accumulated
                                                  Estate           Depreciation
                                               ------------        ------------

Balances at December 31, 1994                  $ 61,451,099        $ 17,579,027

Additions during period:
 Improvements (a)                                   141,550                  --
 Depreciation (b)                                        --           1,815,820

Deductions during period:
 Retirements                                        (47,384)            (45,854)
                                               ------------        ------------

Balances at December 31, 1995                    61,545,265          19,348,993

Additions during period:
 Improvements (a)                                    39,297                  --
 Depreciation (b)                                        --           1,797,649

Deductions during period:
 Retirements                                        (73,036)            (71,900)
                                               ------------        ------------

Balances at December 31, 1996                    61,511,526          21,074,742

Additions during period:
 Improvements (a)                                    18,912                  --
 Depreciation (b)                                        --           1,794,784

Deductions during period:
 Retirements                                         (7,033)             (7,033)
                                               ------------        ------------

Balances at December 31, 1997                  $ 61,523,405        $ 22,862,493
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


Date: March 23, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

              Signature               Title


/s/ J. D. Nichols                     General Partner of NTS-Properties
-----------------                     Associates VI and Chairman of the
    J. D. Nichols                     Board and Sole Director of NTS
                                      Capital Corporation



/s/ Richard L. Good                   General Partner of NTS-Properties
-------------------                   Associates VI and President of NTS
    Richard L. Good                   Capital Corporation



/s/ John W. Hampton                   Senior Vice President of NTS Capital
-------------------                   Corporation
    John W. Hampton


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.