Form 10-Q
period 1998-03-31
NTS PROPERTIES VI/MD
filed 1998-05-14
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to__________________

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

                                                YES  X         NO

Exhibit Index: See page 17
Total Pages: 18

                                TABLE OF CONTENTS

                                                                       Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1998 and December 31, 1997                   3

            Statements of Operations
              For the three months ended March 31, 1998 and 1997           4

            Statements of Cash Flows
              For the three months ended March 31, 1998 and 1997           5

            Notes To Financial Statements                                6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      10-16


                                     PART II

1.     Legal Proceedings                                                  17
2.     Changes in Securities                                              17
3.     Defaults upon Senior Securities                                    17
4.     Submission of Matters to a Vote of Security Holders                17
5.     Other Information                                                  17
6.     Exhibits and Reports on Form 8-K                                   17

Signatures                                                                18



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                             As of                  As of
                                        March 31, 1998        December 31, 1997*
                                        --------------        ------------------
ASSETS

Cash and equivalents                      $   694,053           $   276,891
Cash and equivalents - restricted             397,830               507,568
Investment securities                       1,265,537             1,562,813
Accounts receivable                           145,687               111,152
Land, buildings and amenities, net         38,317,081            38,660,912
Assets held for development, net            1,851,660             1,774,455
Other assets                                  414,293               395,817
                                          -----------           -----------

                                          $43,086,141           $43,289,608
                                          ===========           ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                         $26,622,760           $26,872,563
Accounts payable                              204,384               195,165
Distributions payable                         211,040               213,687
Security deposits                             240,504               237,501
Other liabilities                             272,119                67,340
                                          -----------           -----------

                                           27,550,807            27,586,256

Commitments and contingencies

Partners' equity                           15,535,334            15,703,352
                                          -----------           -----------

                                          $43,086,141           $43,289,608
                                          ===========           ===========

                                        Limited         General
                                       Partners         Partner        Total
                                       --------         -------        -----

PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 40,518,631    $        100    $ 40,518,731
Net income (loss) - prior years     (12,202,299)        (74,865)    (12,277,164)
Net income - current year               198,221           2,002         200,223
Cash distributions declared to
 date                               (11,303,461)       (114,176)    (11,417,637)
Repurchase of limited
 partnership units                   (1,488,819)          --         (1,488,819)
                                   ------------    ------------    ------------

Balances at March 31, 1998         $ 15,722,273    $   (186,939)   $ 15,535,334
                                   ============    ============    ============

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 30, 1998.



                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,

                                                        1998            1997
                                                    -----------     -----------
Revenues:
 Rental income                                      $ 2,386,677     $ 2,305,318
 Interest and other income                               34,507          27,947
                                                    -----------     -----------

                                                      2,421,184       2,333,265
Expenses:
 Operating expenses                                     553,311         609,883
 Operating expenses - affiliated                        308,392         299,489
 Interest expense                                       492,197         582,872
 Management fees                                        118,450         116,814
 Real estate taxes                                      199,915         193,092
 Professional and administrative expenses                29,849          35,693
 Professional and administrative expenses
  - affiliated                                           68,565          77,480
 Depreciation and amortization                          450,282         479,552
                                                    -----------     -----------

                                                      2,220,961       2,394,875
                                                    -----------     -----------

Net income (loss)                                   $   200,223     $   (61,610)
                                                    ===========     ===========

Net income (loss) allocated to the limited
 partners                                           $   198,221     $   (60,994)
                                                    ===========     ===========

Net income (loss) per limited partnership
 unit                                               $      4.68     $     (1.39)
                                                    ===========     ===========

Weighted average number of limited
 partnership units                                       42,365          43,750
                                                    ===========     ===========




                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                             Three Months Ended
                                                                 March 31,

                                                            1998           1997
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $   200,223    $   (61,610)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Accrued interest on investment securities                     203         (6,365)
  Depreciation and amortization                             450,282        479,552
  Changes in assets and liabilities:
   Cash and equivalents - restricted                        (47,462)      (189,931)
   Accounts receivable                                      (34,535)         5,567
   Other assets                                             (13,218)       (24,556)
   Accounts payable                                           9,219         35,403
   Security deposits                                          3,003         (8,741)
   Other liabilities                                        204,779        192,787
                                                        -----------    -----------

  Net cash provided by operating activities                 772,494        422,106
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                 (178,111)        (3,937)
Purchase of investment securities                          (804,314)      (827,500)
Maturity of investment securities                         1,101,385        552,889
                                                        -----------    -----------

  Net cash provided by (used in) investing activities       118,960       (278,548)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                    (249,803)       (65,825)
Cash distributions                                         (213,687)      (216,692)
Repurchase of limited partnership units                    (157,200)       (31,500)
Additions to loan costs                                     (10,802)        (7,475)
Cash and equivalents - restricted                           157,200         31,500
                                                        -----------    -----------

  Net cash used in financing activities                    (474,292)      (289,992)
                                                        -----------    -----------

  Net increase (decrease) in cash and equivalents           417,162       (146,434)

CASH AND EQUIVALENTS, beginning of period                   276,891        640,541
                                                        -----------    -----------

CASH AND EQUIVALENTS, end of period                     $   694,053    $   494,107
                                                        ===========    ===========

Interest paid on a cash basis                           $   492,087    $   583,331
                                                        ===========    ===========

                                      - 5 -

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1998 and 1997.

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

2.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements and funds reserved by the Partnership for the repurchase of limited partnership Units.

3.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1997 and 1998, the Partnership sold no investment securities. The following provides details regarding the investments held at March 31, 1998:

                                Amortized        Maturity         Value At
              Type                 Cost            Date           Maturity
              ----                 ----            ----           --------

     Certificate of Deposit     $  152,260       04/06/98       $  152,373

     Certificate of Deposit        101,507       04/15/98          101,718

     Certificate of Deposit        101,507       04/30/98          101,944

     Certificate of Deposit        102,045       05/08/98          102,569

     Certificate of Deposit        126,157       05/15/98          126,941

     Certificate of Deposit        125,791       05/29/98          126,834

     Certificate of Deposit        102,482       06/15/98          103,583

     Certificate of Deposit        150,647       06/29/98          152,567

     Certificate of Deposit        102,566       07/15/98          104,111

     Certificate of Deposit        200,575       07/30/98          204,027
                                 ---------                       ---------

                                $1,265,537                      $1,276,667
                                 =========                       =========

     ---------------------------------

     The following provides details regarding the investments held at December 31, 1997:

                                 Amortized        Maturity         Value At
              Type                  Cost            Date           Maturity
              ----                  ----            ----           --------

     Certificate of Deposit     $  222,741        02/03/98        $  223,805

     Certificate of Deposit        205,392        02/12/98           206,654

     Certificate of Deposit        101,154        03/02/98           102,042

     Certificate of Deposit        101,246        03/12/98           102,272

     Certificate of Deposit        205,082        03/27/98           207,639

     Certificate of Deposit        125,678        03/30/98           127,336

     Certificate of Deposit        150,226        03/30/98           152,215

     Certificate of Deposit        150,226        04/06/98           152,373

     Certificate of Deposit        100,151        04/15/98           101,718

     Certificate of Deposit        100,151        04/30/98           101,944

     Certificate of Deposit        100,766        05/08/98           102,569
                                 ---------                         ---------

                                $1,562,813                        $1,580,567
                                 =========                         =========


4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                  March 31,       December 31,
                                                     1998             1997
                                                  ---------       ------------
     Mortgage  payable with an insurance
     company bearing  interest at 7.43%, due
     May 14, 2009 secured by certain land,
     buildings and amenities                    $ 8,599,835        $ 8,724,588

     Mortgage payable with an insurance
     company bearing interest at 7.32%, due
     October 15, 2012 secured by certain
     land, buildings and amenities                8,366,225          8,447,975

     Mortgage payable with an insurance
     company bearing interest at 7.74%, due
     October 15, 2012 secured by certain
     land, buildings and amenities                5,000,000          5,000,000

     Mortgage payable with an insurance
     company bearing interest at 7.38%, due
     December 5, 2012 secured by certain
     land, buildings and amenities                2,794,020          2,820,000

                              (Continued next page)

                                                 March 31,       December 31,
                                                    1998             1997
                                                 ---------       ------------
     Mortgage  payable  with an  insurance
     company  bearing  interest at 7.38%, due
     December 5, 2012 secured by certain
     land, buildings and amenities              $ 1,862,680      $ 1,880,000
                                                 ----------       ----------

                                                $26,622,760      $26,872,563
                                                 ==========       ==========


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $27,000,000.

     The mortgage payable with an outstanding balance of $5,000,000 as of March 31, 1998 has an additional availability of $7,200,000. The proceeds will be used to fund the construction of Park Place Apartments Phase III. See Note 7 Commitments and Contingencies for further information.

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March of 1998, the Partnership has funded a total amount of $1,479,730 to the Reserve. Through March 31, 1998, the Partnership has repurchased a total of 5,173 Units for $1,319,450. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at March 31, 1998 was $160,208. These remaining funds will be used by the Partnership to repurchase 534 Units at a price $300 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value of liquidation value of the Unit. See Note 8 Subsequent Event for additional information regarding the Interest Repurchase Reserve.

6.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $118,450 and $116,814 for the three months ended March 31, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. The Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1998 and 1997. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                     1998            1997
                                  ----------      ----------
          Administrative          $   82,202      $   92,428
          Property manager           239,035         223,117
          Leasing                     54,535          64,219
          Construction manager        32,880            --
          Other                       11,986           1,352
                                  ----------      ----------

                                  $  420,638      $  381,116
                                  ==========      ==========

7.   Commitments and Contingencies
     -----------------------------

     The Partnership began the construction of Park Place Apartments Phase III (152 units) subsequent to March 31, 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by the remaining loan proceeds ($7,200,000) of a mortgage loan obtained during 1997 and cash reserves. Through March 31, 1998, approximately $180,000 of pre-development costs had been incurred.

8.   Subsequent Event
     ----------------

     Subsequent to March 31, 1998, the Partnership elected to fund an additional $120,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 400 Units at a price of $300 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may or may not be repurchased in subsequent quarters with additional fundings.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                           1998         1997
                                                         --------     --------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                       93%          91%

Park Place Apartments Phase I                               88%          90%

Willow Lake Apartments                                      97%          91%


Properties Owned in Joint Venture
with NTS-Properties IV (Ownership %
at March 31, 1998)
-----------------------------------

Golf Brook Apartments (96%)                                 96%          90%

Plainview Point III Office Center (95%)                     96%          91%


Rental and other income generated by the Partnership's properties for the three months ended March 31, 1998 and 1997 was as follows:


                                                       1998          1997
                                                     ---------     ---------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                $ 444,228     $ 416,204

Park Place Apartments Phase I                        $ 438,876     $ 444,958

Willow Lake Apartments                               $ 549,510     $ 596,230

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership %
at March 31, 1998)
-----------------------------------

Golf Brook Apartments (96%)                          $ 720,348     $ 673,410

Plainview Point III Office Center (95%)              $ 237,818     $ 180,064


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sabal Park Apartments' occupancy increased from 91% at March 31, 1997 to 93% at March 31, 1998. Average occupancy for the three month period ended March 31 increased from 91% in 1997 to 93% in 1998. Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments increased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of the increase in average occupancy, decreased rent concessions and increased rental rates.

Park Place Apartments Phase I's occupancy decreased from 90% at March 31, 1997 to 88% at March 31, 1998. Average occupancy for the three month period ended March 31 increased from 88% in 1997 to 89% in 1998. Rental and other income and Park Place Apartments Phase I decreased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily as a result of increased rent concessions.

Willow Lake Apartments' occupancy increased from 91% at March 31, 1997 to 97% at March 31, 1998. Average occupancy for the three month period ended March 31 increased from 91% in 1997 to 93% in 1998. Rental and other income decreased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of increased rent concessions.

Golf Brook Apartments' occupancy increased from 91% at March 31, 1997 to 96% at March 31, 1998. Average occupancy for the three month period ended March 31 remained constant at 93% for both 1997 and 1998. Rental and other income at Golf Brook apartments increased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily as a result of decreased rent concessions and increased rental rates.

The 5% increase in occupancy at Plainview Point III Office Center from March 31, 1997 to March 31, 1998 is the result of one new lease for approximately 4,800 square feet. Partially offsetting the new lease is the downsizing of an existing tenant of approximately 1,600 square feet. Average occupancy increased for the three months ended March 31 from 91% in 1997 to 93% in 1998. Rental and other income increased at Plainview Point III Office Center for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of an increase in common area expense reimbursements. Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

Interest and other income includes income from short-term investments made by the Partnership with cash reserves. Interest income increased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of increased cash reserves being available for investment.

Operating expenses decreased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily as a result of decreased repair and maintenance costs at Park Place Apartments Phase I and Willow Lake Apartments and decreased replacement costs (wallcovering and vinyl flooring) at Park Place Apartments Phase I. Operating expenses for the three month period remained fairly constant at Sabal Park Apartments, Golf Brook Apartments and Plainview Point III Office Center.

---------------------------------

Operating expenses - affiliated remained fairly constant for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense decreased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to the Partnership's decreasing debt level as a result of principal payments made and a result of new debt financings at lower interest rates which were obtained May 15, September 12, and October 8, 1997. The $9,200,000 mortgage, which was paid off May 15, 1997, had an interest rate of 8.625% compared to 7.43% on the new $9,000,000 loan. The approximately $8,500,000 which was paid off September 12, 1997, had an interest rate of 9.20% compared to 7.32% on the new $8,500,000 loan. The approximately $3,900,000 and $950,000 mortgages, which were paid off October 8, 1997, had an interest rate of 8.375% compared to 7.74% on the new $5,000,000 loan. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes for the three months ended March 31, 1998 as compared to the same period in 1997 remained fairly constant.

Professional and administrative expenses for the three months ended March 31, 1998 as compared to the same period in 1997 decreased primarily as a result of decreased outside accounting fees.

Professional and administrative expenses - affiliated decreased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 as a result of decreased salary costs. Professional and administrative expenses
- affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization decreased for the three months ended March 31, 1998 as compared to the same period in 1997 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $71,500,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $772,494 and $442,106 for the three months ended March 31, 1998 and 1997, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $211,040 for the three months ended March 31, 1998 and a 2% (annualized) cash distribution of $216,293 for the three months ended March 31, 1997. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March 31) were $1,959,590 and $1,860,350 at March 31, 1998 and 1997, respectively.

-------------------------------------------

As of March 31, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $8,599,835. The mortgage bears interest at a fixed rate of 7.43%, is due May 14, 2009 and is secured by the assets of Golf Brook Apartments. The monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

As of March 31, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $8,366,225. The mortgage bears interest at a fixed rate of 7.32%, is due October 15, 2012 and is secured by the assets of Willow Lake
Apartments. The monthly principal payments are based upon a 15- year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

As of March 31, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $12,200,000. The outstanding balance of the loan at March 31, 1998 was $5,000,000. The mortgage bears interest at a fixed rate of 7.74%, is due October 15, 2012 and is secured by the assets of Park Place Apartments Phase I and Park Place Apartments Phase III (to be constructed). The remaining $7,200,000 loan proceeds will be advanced during the construction of Park Place Apartments Phase III, as needed, in accordance with the loan agreement. Until the construction of Park Place Apartments Phase III is complete, the mortgage will require only monthly interest payments. Upon the completion of Park Place Apartments Phase III, the monthly principal payments will be based upon a 19-year amortization schedule. Due to the fact that it is not known when principal payments will begin, the outstanding balance at maturity can not be determined at this time.

As of March 31, 1998, the Partnership had two mortgage loans each with an insurance company in the amounts of $2,794,020 and $1,862,680 for a total of $4,656,700. Both mortgages bear interest at a fixed rate of 7.38%, are due December 5, 2012, and are secured by the assets of Sabal Park Apartments. The monthly principal payments are based upon a 15-year amortization schedule. At maturity, the mortgage will have been repaid based upon the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital improvements at the Partnership's properties. Changes to current tenant finish improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions were funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997 except for the following: 1) changes resulting from the new debt financings obtained by the Partnership during 1997 and 2) the construction of Park Place Apartments Phase III, as discussed below.

-------------------------------------------

The demand on future liquidity is expected to increase as a result of the Partnership's plans to begin the construction of Park Place Apartments Phase III (152 units) during the Spring of 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. The construction of the apartments began subsequent to March 31,1998. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by the $7,200,000 of loan proceeds, as discussed above, and cash reserves. Through March 31, 1998, approximately $180,000 of pre-development costs had been incurred. As of March 31, 1998, the Partnership had no material commitments for renovations or capital improvements. It is anticipated that the cash flow from operations, cash reserves and loan proceeds will be sufficient to meet the needs of the Partnership.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1998 was immaterial.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March 1998, the Partnership has funded a total amount of $1,479,730 to the Reserve. Through March 31, 1998 the Partnership has repurchased a total of 5,173 Units for $1,319,450. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at March 31, 1998 was $160,208. These remaining funds will be used by the Partnership to repurchase 534 Units at a price of $300 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. See below for additional information regrading the Interest Repurchase Reserve.

Subsequent to March 31, 1998, the Partnership elected to fund an additional $120,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 400 Units at a price of $300 per Unit. If the number of units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional units may or may not be repurchased in subsequent quarters with additional fundings.

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1998 and 1997. These distributions were funded by cash flow derived from operating activities.


                        Net Income                Cash
                          (Loss)              Distributions         Return of
                        Allocated                Declared            Capital
                        ---------                --------            -------

Limited Partners:
       1998              $ 198,221              $ 208,930           $ 10,709
       1997               (60,994)                214,130            214,130

General Partner:
       1998              $   2,002              $   2,110           $      8
       1997                  (616)                  2,163              2,163

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky (Park Place Apartments Phase
III). Included in the cost of approximately $1,800,000 is land cost, capitalized interest, common area costs, amenity costs and pre-development costs associated with the construction of Phase III. The Partnership intends to use the land to construct Park Place Apartments Phase III. Construction began subsequent to March 31, 1998. In management's opinion, the net book value approximates the fair market value.

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

-------------------------------------------

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to that which is discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

PART II.  OTHER INFORMATION

1.    Legal Proceedings
      -----------------

      None

2.    Changes in Securities
      ---------------------

      None

3.    Defaults upon Senior Securities
      -------------------------------

      None

4.    Submission of Matters to a Vote of Security Holders
      ---------------------------------------------------

      None

5.    Other Information
      -----------------

      None

6.    Exhibits and Reports on Form 8-K
      --------------------------------

      (a)     Exhibits

              Exhibit 27. Financial Data Schedule

      (b)     Reports on Form 8-K

              There were no reports on Form 8-K for the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NTS-PROPERTIES VI, a Maryland Limited
                                         Partnership
                                         -------------------------------------
                                                      (Registrant)


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


Date:    May 14, 1998
         ------------