Form 10-Q
period 1998-06-30
NTS PROPERTIES VI/MD
filed 1998-08-14
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998
                               ----------------------------------------

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

                                       YES  X         NO  _______

Exhibit Index: See page 18
Total Pages: 19

                                TABLE OF CONTENTS

                                                                   Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1998 and December 31, 1997                3

            Statements of Operations
              For the three months and six months ended
              June 30, 1998 and 1997                                   4

            Statements of Cash Flows
              For the three months and six months ended
              June 30, 1998 and 1997                                   5

            Notes To Financial Statements                            6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10-17


                                     PART II

Item 3. Default on Senior Securities                                  18

Item 6. Exhibits and Reports on Form 8-K                              18

Signatures                                                            19



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                          As of             As of
                                      June 30, 1998   December 31, 1997*
                                      -------------   ------------------
ASSETS

Cash and equivalents                   $ 1,074,627       $   276,891
Cash and equivalents - restricted          444,265           507,568
Investment securities                      508,474         1,562,813
Accounts receivable                        165,855           111,152
Land, buildings and amenities, net      38,106,181        38,660,912
Assets held for development, net         2,105,517         1,774,455
Other assets                               420,767           395,817
                                       -----------       -----------

                                       $42,825,686       $43,289,608
                                       ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                      $26,375,137       $26,872,563
Accounts payable                           301,861           195,165
Distributions payable                      104,510           213,687
Security deposits                          242,488           237,501
Other liabilities                          325,512            67,340
                                       -----------       -----------

                                        27,349,508        27,586,256

Commitments and Contingencies

Partners' equity                        15,476,178        15,703,352
                                       -----------       -----------

                                       $42,825,686       $43,289,608
                                       ===========       ===========

                                     Limited          General
                                     Partners         Partner          Total
                                     --------         -------          -----

PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 40,518,631    $        100    $ 40,518,731
Net income (loss) - prior years     (12,202,299)        (74,865)    (12,277,164)
Net income - current year               361,921           3,656         365,577
Cash distributions declared to
 date                               (11,406,926)       (115,221)    (11,522,147)
Repurchase of limited
 partnership units                   (1,608,819)           --        (1,608,819)
                                   ------------    ------------    ------------

Balances at June 30, 1998          $ 15,662,508    $   (186,330)   $ 15,476,178
                                   ============    ============    ============

*      Reference  is made to the  audited  financial  statements  in the  Annual
       Report on Form 10-K as filed with the Commission on March 30, 1998.

                                      - 3 -



                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS


                                                                 Three Months Ended                         Six Months Ended
                                                                       June 30,                                 June 30,
                                                                 ------------------                         ----------------

                                                              1998                 1997                 1998                1997
                                                           -----------         -----------          -----------         -----------
REVENUES:
  Rental income                                            $ 2,448,476         $ 2,303,855          $ 4,835,153         $ 4,609,172
  Interest and other income                                     27,028              28,474               61,534              56,422
                                                           -----------         -----------          -----------         -----------

                                                             2,475,504           2,332,329            4,896,687           4,665,594

EXPENSES:
  Operating expenses                                           625,172             616,873            1,178,482           1,227,450
  Operating expenses - affiliated                              299,149             251,829              607,542             551,318
  Write-off of unamortized
   land improvements and
   amenities                                                    12,599                --                 12,599                --
  Interest expense                                             489,725             566,074              981,922           1,148,946
  Management fees                                              126,966             115,370              245,417             232,184
  Real estate taxes                                            203,907             198,752              403,820             391,846
  Professional and administrative
   expenses                                                     39,926              50,756               69,776              85,756
  Professional and administrative
     expenses - affiliated                                      66,389              79,674              134,954             157,154
  Depreciation and amortization                                446,317             483,806              896,598             963,355
                                                           -----------         -----------          -----------         -----------

                                                             2,310,150           2,363,134            4,531,110           4,758,009
                                                           -----------         -----------          -----------         -----------

Net income (loss)                                          $   165,354         $   (30,805)         $   365,577         $   (92,415)
                                                           ===========         ===========          ===========         ===========


Net income (loss) allocated to
 the limited partners                                      $   163,700         $   (30,497)         $   361,921         $   (91,491)
                                                           ===========         ===========          ===========         ===========

Net income (loss) per limited
 partnership unit                                          $      3.90         $      (.71)         $      8.58         $     (2.13)
                                                           ===========         ===========          ===========         ===========

Weighted average number of
 limited partnership units                                      41,999              42,810               42,181              42,840
                                                           ===========         ===========          ===========         ===========



                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended                     Six Months Ended
                                                                           June 30,                              June 30,
                                                                     ------------------                     ----------------

                                                                   1998               1997              1998                1997
                                                               ------------       -----------       ------------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $   165,354        $   (30,805)       $   365,577        $   (92,415)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
   Accrued interest on investment
      securities                                                     5,021              7,764              5,224              1,399
   Write-off unamortized land
    improvements and amenities                                      12,599               --               12,599               --
   Depreciation and amortization                                   446,317            483,806            896,598            963,355
   Changes in assets and liabilities:
      Cash and equivalents - restricted                            (46,435)            74,468            (93,897)          (115,463)
      Accounts receivable                                          (20,168)            (9,679)           (54,703)            (4,112)
      Other assets                                                   8,842             27,228             (4,375)             2,674
      Accounts payable                                              97,477            (86,246)           106,696            (50,843)
      Security deposits                                              1,984              5,632              4,987             (3,109)
      Other liabilities                                             53,398             77,750            258,177            270,537
                                                               -----------        -----------        -----------        -----------

   Net cash provided by operating
      activities                                                   724,389            549,918          1,496,883            972,023
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                       (496,195)           (12,016)          (674,306)           (15,953)
Purchase of investment securities                                 (200,000)          (753,896)        (1,004,314)        (1,581,396)
Maturity of investment securities                                  952,044          1,202,500          2,053,429          1,755,389
                                                               -----------        -----------        -----------        -----------

   Net cash provide by in investing
      activities                                                   255,849            436,588            374,809            158,040
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
  payable                                                         (247,623)        (9,305,051)          (497,426)        (9,370,876)
Proceeds from mortgage loan                                           --            9,000,000               --            9,000,000
Loan costs                                                         (21,000)               (26)           (31,802)            (7,500)
Cash distributions                                                (211,041)          (216,292)          (424,728)          (432,984)
Repurchase of limited partnership
  units                                                           (120,000)            (5,750)          (277,200)           (37,250)
Cash and equivalents - restricted                                     --                5,750            157,200             37,250
                                                               -----------        -----------        -----------        -----------

   Net cash used in financing
      activities                                                  (599,664)          (521,369)        (1,073,956)          (811,360)
                                                               -----------        -----------        -----------        -----------

   Net increase in cash and
      equivalents                                                  380,574            465,137            797,736            318,703

CASH AND EQUIVALENTS, beginning of
    period                                                         694,053            494,107            276,891            640,541
                                                               -----------        -----------        -----------        -----------

CASH AND EQUIVALENTS, end of period                            $ 1,074,627        $   959,244        $ 1,074,627        $   959,244
                                                               ===========        ===========        ===========        ===========


Interest paid on a cash basis                                  $   497,349        $   605,303        $   989,335        $ 1,188,634
                                                               ===========        ===========        ===========        ===========


                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1998 and 1997.

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

3.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1997 and 1998, the Partnership sold no investment securities. The following provides details regarding the investments held at June 30, 1998:


                                  Amortized      Maturity      Value At
              Type                   Cost          Date        Maturity
              ----                   ----          ----        --------

     Certificate of Deposit       $ 103,905      07/15/98     $ 104,111

     Certificate of Deposit         203,193      07/30/98       204,027

     Certificate of Deposit         100,610      08/28/98       101,452

     Certificate of Deposit         100,766      11/08/98       102,611
                                   --------                    --------

                                  $ 508,474                   $ 512,201
                                   ========                    ========

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
                                     =========                      =========

4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                               June 30,           December 31,
                                                 1998                 1997
                                               --------           ------------
     Mortgage  payable with an insurance
     company bearing  interest at 7.43%, due
     May 14, 2009 secured by certain land,
     buildings and amenities                 $ 8,476,231          $ 8,724,588

     Mortgage payable with an insurance
     company bearing interest at 7.32%, due
     October 15, 2012 secured by certain
     land, buildings and amenities             8,286,308            8,447,975

     Mortgage payable with an insurance
     company bearing interest at 7.74%, due
     October 15, 2012 secured by certain
     land, buildings and amenities             5,000,000            5,000,000

     Mortgage payable with an insurance
     company bearing interest at 7.38%, due
     December 5, 2012 secured by certain
     land, buildings and amenities             2,767,559            2,820,000

                              (Continued next page)

     -----------------------------

                                                June 30,         December 31,
                                                  1998               1997
                                                --------         ------------
     Mortgage  payable  with an  insurance
     company  bearing  interest at 7.38%,  due
     December 5, 2012 secured by certain
     land, buildings and amenities            $ 1,845,039        $ 1,880,000
                                               ----------         ----------
                                              $26,375,137        $26,872,563
                                               ==========         ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $31,000,000.

     The mortgage payable with an outstanding balance of $5,000,000 as of June 30, 1998 has an additional availability of $7,200,000. The proceeds will be used to fund the construction of Park Place Apartments Phase III. See Note 7 Commitments and Contingencies for further information.

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On April 6, 1998, the Partnership elected to fund an additional $120,000 to its Interest Repurchase Reserve. With this funding the Partnership will be able to repurchase 400 Units at a price of $300 per Unit. From December 31, 1995 to June 30, 1998, the Partnership has repurchased a total of 5,573 Units for $1,439,450. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at June 30, 1998 was $160,280. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. See Note 8 Subsequent Event for additional information regarding the Interest Repurchase Reserve.

6.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $245,417 and $232,184 for the six months ended June 30, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

     --------------------------------------

     The changes were as follows:


                                     1998                  1997
                                  ----------            ---------
          Administrative          $  161,188           $  187,053
          Property manager           474,126              418,743
          Leasing                     98,716              103,928
          Construction manager        74,339                 --
          Other                       22,220                2,895
                                   ---------            ---------

                                  $  827,833           $  712,619
                                   =========            =========

7.   Commitments and Contingencies
     -----------------------------

     The Partnership began the construction of Park Place Apartments Phase III (152 units) during the Spring of 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,100,000. Construction costs will be funded by the remaining loan proceeds ($7,200,000) of a mortgage loan obtained during 1997 and cash reserves. Through June 30, 1998, approximately $400,000 of the costs had been incurred.

8.   Subsequent Event
     ----------------

     Subsequent to June 30, 1998, the Partnership elected to make three additional fundings to its Interest Repurchase Reserve. The first funding is for $66,000, which will enable the Partnership to repurchase up to 200 Units at a price of $330 per Unit. The second and third fundings are for $4,000 and $105,000 respectively and will enable the Partnership, along with funds remaining in the reserve from previous fundings, to repurchase up to 500 Units at a price of $350 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with these fundings, those additional Units may or may not be repurchased in subsequent quarters with additional fundings.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                              1998                   1997
                                            --------               --------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                          98%                    86%

Park Place Apartments Phase I                  85%                    92%

Willow Lake Apartments                         97%                    90%


Properties Owned in Joint Venture
with NTS-Properties IV (Ownership % at
June 30, 1998)
--------------------------------------

Golf Brook Apartments (96%)                    96%                    91%

Plainview Point III Office Center (95%)        96%                    88%


Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1998 and 1997 was as follows:



                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------     ----------------

                                       1998       1997       1998        1997
                                      ------     ------     ------       -----
Wholly-Owned Properties
-----------------------

Sabal Park Apartments               $ 446,893  $ 410,901  $  891,122  $  827,105

Park Place Apartments Phase I       $ 460,327  $ 462,592  $  899,203  $  907,550

Willow Lake Apartments              $ 632,461  $ 591,775  $1,181,971  $1,188,005

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership
% at June 30, 1998)
---------------------------------

Golf Brook Apartments (96%)         $ 733,505  $ 651,923  $1,453,852  $1,325,333

Plainview Point III Office          $ 182,135  $ 194,453  $  419,953  $  374,517
  Center (95%)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sabal Park Apartments' occupancy increased from 86% at June 30, 1997 to 98% at June 30, 1998. Average occupancy for the six month period ended June 30 increased from 89% (1997) to 94% (1998). Average occupancy for the three month period ended June 30 increased from 88% (1997) to 96% (1998). Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 as a result of the increase in average occupancy, decreased rent concessions and increased rental rates.

Park Place Apartments Phase I's occupancy decreased from 92% at June 30, 1997 to 85% at June 30, 1998. Average occupancy for the six month period ended June 30 decreased from 89% (1997) to 88% (1998). Average occupancy for the three month period ended June 30 decreased from 91% (1997) to 87% (1998). In the opinion of the General Partner of the Partnership, the decrease in occupancy at Park Place Apartments Phase I is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Park Place Apartments Phase I decreased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 as a result of the decrease in average occupancy. The decrease in rental and other income is partially offset by an increase in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully-furnished Units has increased.

Willow Lake Apartments' occupancy increased from 90% at June 30, 1997 to 97% at June 30, 1998. Average occupancy for the six month period ended June 30 increased from 89% (1997) to 95% (1998). Average occupancy for the three month period ended June 30 increased from 88% (1997) to 97% (1998). Rental and other income remained fairly constant for the six months ended June 30, 1998 as compared to the same period in 1997. Rental and other income increased for the three months ended June 30, 1998 as compared to the same period in 1997 as a result of the increase in average occupancy and increased rental rates.

Golf Brook Apartments' occupancy increased from 91% at June 30, 1997 to 96% at June 30, 1998. Average occupancy for the six month period ended June 30 increased from 91% (1997) to 96% (1998). Average occupancy for the three month period ended June 30 increased from 89% (1997) to 95% (1998). Rental and other income at Golf Brook Apartments increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 as a result of increased occupancy, decreased rent concessions and increased rental rates.

The 8% increase in occupancy at Plainview Point III Office Center from June 30, 1997 to June 30, 1998 is the result of one new lease for approximately 4,800 square feet. Average occupancy increased from 89% (1997) to 96% (1998) for the three months ended June 30 and from 91% (1997) to 96% (1998) for the six month period. The change in rental and other income at Plainview Point III Office Center for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 was not significant.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

---------------------------------

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income remained fairly constant for the three months and six months ended June 30, 1998 as compared to the same periods in 1997.

Operating expenses decreased for the six months ended June 30, 1998 as compared to the same period in 1997 primarily as a result of decreased repair and maintenance costs at Park Place Apartments Phase I and Willow Lake Apartments, and decreased replacement costs (wallcovering, carpet and vinyl flooring) at Park Place Apartments Phase I. Operating expenses increased for the three months ended June 30, 1998 as compared to the same period in 1997 primarily as a result of increased landscaping costs at Willow Lake Apartments and Sabal Park Apartments and increased replacement costs (carpet, water heaters and draperies) at Park Place Apartments Phase I and Sabal Park Apartments. Operating expenses for the three month and six month period remained fairly constant at Golf Brook Apartments and Plainview Point III Office Center.

Operating expenses - affiliated increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 primarily as a result of increased Property management costs at the residential properties. The increase in operating expenses - affiliated for the three month and six month period is also due to increased leasing costs at Plainview Point III Office Center. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense decreased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 primarily due to the Partnership's decreasing debt level as a result of principal payments made and a result of new debt financings at lower interest rates which were obtained May 15, September 12, and October 8, 1997. The $9,200,000 mortgage, which was paid off May 15, 1997, had an interest rate of 8.625% compared to 7.43% on the new $9,000,000 loan. The approximately $8,500,000 mortgage which was paid off September 12,
1997, had an interest rate of 9.20% compared to 7.32% on the new $8,500,000 loan. The approximately $3,900,000 and $950,000 mortgages, which were paid off October 8, 1997, had an interest rate of 8.375% compared to 7.74% on the new $5,000,000 loan. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The increase in real estate taxes for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is a result of increased property assessments for Sabal Park Apartments and a result of an increased property assessment and an increased tax rate for Willow Lake Apartments. Real estate taxes at Park Place Apartments Phase I, Golf Brook Apartments and Plainview Point III Office Center remained fairly constant for the three months and six months ended June 30, 1998 as compared to the same periods in 1997.

Professional and administrative expenses decreased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 primarily as a result of decreased legal fees and decreased outside accounting fees.

---------------------------------

Professional and administrative expenses - affiliated decreased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization decreased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $71,500,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $1,496,883 and $972,023 for the six months ended June 30, 1998 and 1997, respectively. These funds in conjunction with cash on hand were used to make a 1.5% (annualized) cash distribution of $315,550 for the six months ended June 30, 1998 and a 2% (annualized) cash distribution of $432,470 for the six months ended June 30, 1997. Cash distributions were reduced from 2% to 1% per quarter, effective June 30, 1998, as a result of capital improvements at the Partnership's properties which are currently in the planning stages. See below for a further discussion regarding these projects (including the construction of Park Place Apartments Phase III). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after the construction of Park Place Apartments Phase III and other capital improvements are funded and adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June 30) were $1,583,101 and $1,869,119 at June 30, 1998 and 1997, respectively.

As of June 30, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $8,476,231. The mortgage bears interest at a fixed rate of 7.43%, is due May 14, 2009 and is secured by the assets of Golf Brook Apartments. The monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

As of June 30, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $8,286,308. The mortgage bears interest at a fixed rate of 7.32%, is due October 15, 2012 and is secured by the assets of Willow Lake
Apartments. The monthly principal payments are based upon a 15- year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

As of June 30, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $12,200,000. The outstanding balance of the loan at June 30, 1998 was $5,000,000. The mortgage bears interest at a fixed rate of 7.74%, is due October 15, 2012 and is secured by the assets of Park Place Apartments Phase I and Park Place Apartments Phase III (to be constructed). The remaining $7,200,000 loan proceeds will be advanced during the construction of Park Place Apartments Phase III, as needed, in accordance with the loan agreement. Until the construction of Park Place Apartments Phase III is complete, the mortgage will require only monthly

-------------------------------------------

interest payments. Upon the completion of Park Place Apartments Phase III, the monthly principal payments will be based upon a 19-year amortization schedule. Due to the fact that it is not known when principal payments will begin, the outstanding balance at maturity can not be determined at this time.

As of June 30, 1998, the Partnership had two mortgage loans each with an insurance company in the amounts of $2,767,559 and $1,845,039 for a total of $4,612,598. Both mortgages bear interest at a fixed rate of 7.38%, are due December 5, 2012, and are secured by the assets of Sabal Park Apartments. The monthly principal payments are based upon a 15-year amortization schedule. At maturity, the mortgage will have been repaid based upon the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements, other capital improvements at the Partnership's properties and for the construction of Park Place Apartments Phase III. Changes to current tenant finish improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions were funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997 except for the following:
1) changes resulting from the new debt financings obtained by the Partnership during 1997 and 2) the construction of Park Place Apartments Phase III, as discussed below.

The demand on future liquidity is expected to increase as a result of construction beginning at Park Place Apartments Phase III (152 units) during the Spring of 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,100,000. Construction costs will be funded by the $7,200,000 of loan proceeds, as discussed above, and cash reserves. Through June 30, 1998, approximately $400,000 of costs had been incurred.

During the next twelve months, the Partnership also anticipates a demand on future liquidity as a result of a planned renovation to the Park Place Apartments' community clubhouse. At this time, the cost and extent of the renovation has not been determined. The clubhouse is shared with Phase II of the Park Place development which was developed and constructed by the Partnership. The cost to construct and operate the common clubhouse is shared proportionately by each phase. It is anticipated that the cash flow from operations, cash reserves and loan proceeds will be sufficient to meet the needs of the Partnership.

-------------------------------------------

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

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through June 1998, the Partnership has funded a total amount of $1,599,730 to the Reserve. On April 6, 1998, the Partnership elected to fund an additional $120,000 to its Interest Repurchase Reserve. With this funding the Partnership will be able to repurchase 400 Units at a price of $300 per Unit. Through June 30, 1998 the Partnership has repurchased a total of 5,573 Units for $1,439,450. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at June 30, 1998 was $160,280. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. See below for additional information regarding the Interest Repurchase Reserve.

Subsequent to June 30, 1998, the Partnership elected to make three additional fundings to its Interest Repurchase Reserve. The first funding is for $66,000, which will enable the Partnership to repurchase up to 200 Units at a price of $330 per Unit. The second and third fundings are for $4,000 and $105,000 respectively and will enable the Partnership, along with funds remaining in the reserve from previous fundings, to repurchase up to 500 Units at a price of $350 per Unit. If the number of units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional units may or may not be repurchased in subsequent quarters with additional fundings.






                              (Continued next page)

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1998 and 1997. These distributions were funded by cash flow derived from operating activities.


                       Net Income              Cash
                         (Loss)            Distributions         Return of
                       Allocated              Declared            Capital
                       ----------          -------------         ---------

Limited Partners:
       1998           $ 361,921              $ 312,394            $  --
       1997             (91,491)               428,145            428,145

General Partner:
       1998           $   3,656              $   3,156            $  --
       1997                (924)                 4,325              4,325

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky (Park Place Apartments Phase
III). Included in the cost of approximately $2,100,000 is land cost, capitalized interest, common area costs, amenity costs and construction costs associated with Phase III. The Partnership is using the land to construct Park Place
Apartments Phase III. Construction began during the Spring of 1998. In management's opinion, the net book value approximates the fair market value.

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

PART II.  OTHER INFORMATION

3.    Default on Senior Securities
      ----------------------------

      None.

6.    Exhibits and Reports on Form 8-K
      --------------------------------

      (a)     Exhibits

              Exhibit 27. Financial Data Schedule

      (b)     Reports on Form 8-K

              Form 8-K was filed April, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $120,000 to its Interest Repurchase Reserve.

Items 1,2,4, and 5 are not applicable and have been omitted.

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


                                   NTS-PROPERTIES VI, a Maryland Limited
                                   Partnership
                                   -------------------------------------
                                               (Registrant)


                                   By:    NTS-Properties Associates VI,
                                          General Partner
                                          By: NTS Capital Corporation,
                                              General Partner


                                              /s/ Richard L. Good
                                              -------------------
                                              Richard L. Good
                                              President

                                              /s/ Lynda J. Wilbourn
                                              ---------------------
                                              Lynda J. Wilbourn
                                              Vice President
                                              Principal Accounting Officer



Date:     August 12, 1998
          ---------------