Form 10-Q
period 1998-09-30
NTS PROPERTIES VI/MD
filed 1998-11-16
CIK 765232

Enclosures


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to  ______________

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

                                                         YES  X         NO

Exhibit Index: See page 19
Total Pages: 20

                                TABLE OF CONTENTS

                                                                        Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of September 30, 1998 and December 31, 1997                3

            Statements of Operations
              For the three months and nine months ended
                September 30, 1998 and 1997                                 4

            Statements of Cash Flows
              For the three months and nine months ended
                September 30, 1998 and 1997                                 5

            Notes To Financial Statements                                 6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10-18


                                     PART II

Item 3. Default on Senior Securities                                       19

Item 6. Exhibits and Reports on Form 8-K                                   19

Signatures                                                                 20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                     As of              As of
                                              September 30, 1998  December 31, 1997*
                                              ------------------  ------------------
ASSETS
Cash and equivalents                               $   979,652       $   276,891
Cash and equivalents - restricted                      378,184           507,568
Investment securities                                  102,072         1,562,813
Accounts receivable                                    125,088           111,152
Land, buildings and amenities, net                  37,717,744        38,660,912
Construction in progress                             3,021,106         1,774,455
Other assets                                           431,220           395,817
                                                   -----------       -----------

                                                   $42,755,066       $43,289,608
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $26,123,029       $26,872,563
Accounts payable - operations                          243,560           195,165
Accounts payable - construction                        440,557                --
Distributions payable                                  102,497           213,687
Security deposits                                      237,430           237,501
Other liabilities                                      526,579            67,340
                                                   -----------       -----------

                                                    27,673,652        27,586,256

Commitments and Contingencies

Partners' equity                                    15,081,414        15,703,352
                                                   -----------       -----------

                                                   $42,755,066       $43,289,608
                                                   ===========       ===========

                                     Limited        General
                                    Partners        Partner           Total
                                    --------        -------           -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 40,518,631    $        100    $ 40,518,731
Net income (loss) - prior years    (12,202,299)        (74,865)    (12,277,164)
Net income - current year              490,110           4,951         495,061
Cash distributions declared to
 date                              (11,508,398)       (116,247)    (11,624,645)
Repurchase of limited
 partnership units                  (2,030,569)             --      (2,030,569)
                                  ------------    ------------    ------------

Balances at September 30, 1998    $ 15,267,475    $   (186,061)   $ 15,081,414
                                  ============    ============    ============

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 30, 1998.




                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF OPERATIONS



                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                           -------------              -------------
                                        1998          1997          1998          1997
                                        ----          ----          ----          ----

REVENUES:
  Rental income                     $ 2,537,372   $ 2,406,443   $ 7,372,524   $ 7,015,617
  Interest and other income              20,234        28,707        81,770        85,129
                                    -----------   -----------   -----------   -----------

                                      2,557,606     2,435,150     7,454,294     7,100,746

EXPENSES:
  Operating expenses                    718,335       676,959     1,896,817     1,904,410
  Operating expenses - affiliated       310,728       270,203       918,269       821,521
  Write-off of unamortized
   land improvements and
   amenities                              4,984            --        17,582            --
  Interest expense                      493,145       542,070     1,475,067     1,691,016
  Management fees                       129,155       122,426       374,571       354,610
  Real estate taxes                     201,374       198,134       605,194       589,978
  Professional and administrative
   expenses                              56,498        44,155       126,273       129,911
  Professional and administrative
     expenses - affiliated               62,088        74,991       197,046       232,145
  Depreciation and amortization         451,815       481,253     1,348,414     1,444,611
                                    -----------   -----------   -----------   -----------

                                      2,428,122     2,410,191     6,959,233     7,168,202
                                    -----------   -----------   -----------   -----------

Net income (loss)                   $   129,484   $    24,959   $   495,061   $   (67,456)
                                    ===========   ===========   ===========   ===========


Net income (loss) allocated to
 the limited partners               $   128,189   $    24,709   $   490,110   $   (66,781)
                                    ===========   ===========   ===========   ===========

Net income (loss) per limited
 partnership unit                   $      3.12   $       .58   $     11.78   $     (1.56)
                                    ===========   ===========   ===========   ===========

Weighted average number of
 limited partnership units               41,097        42,786        41,586        42,822
                                    ===========   ===========   ===========   ===========





                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                            STATEMENTS OF CASH FLOWS


                                                 Three Months Ended               Nine Months Ended
                                                   September 30,                    September 30,
                                                   -------------                    -------------
                                               1998             1997            1998             1997
                                               ----             ----            ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                         $    129,484    $     24,959    $    495,061    $    (67,456)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
   Accrued interest on investment
      securities                                 4,130          (7,470)          9,354          (6,071)
  Write-off of unamortized land
    improvements and amenities                   4,984              --          17,582              --
   Depreciation and amortization               451,815         481,253       1,348,414       1,444,611
   Changes in assets and liabilities:
      Cash and equivalents - restricted        (35,389)       (129,242)       (129,286)       (244,705)
      Accounts receivable                       40,767          16,304         (13,936)         12,192
      Other assets                              21,570          15,839          17,196          18,512
      Accounts payable - operations            (27,491)         15,897          48,395         (34,947)
      Security deposits                         (5,058)         (1,580)            (71)         (4,689)
      Other liabilities                        201,063         213,541         459,239         484,078
                                          ------------    ------------    ------------    ------------

   Net cash provided by operating
      activities                               785,875         629,501       2,251,948       1,601,525
                                          ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities and construction in
  progress                                    (568,163)        (31,135)     (1,211,659)        (47,088)
Purchase of investment securities                   --        (798,604)     (1,004,314)     (2,380,000)
Maturity of investment securities              402,272         675,000       2,455,701       2,430,389
                                          ------------    ------------    ------------    ------------

   Net cash provide by in investing
      activities                              (165,891)       (154,739)        239,728           3,301
                                          ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
  payable                                     (252,108)     (8,628,553)       (749,534)    (17,999,429)
Proceeds from mortgage loan                         --       8,500,000              --      17,500,000
Loan costs                                     (38,061)       (284,167)        (69,863)       (291,668)
Cash distributions                            (104,510)       (216,177)       (529,238)       (649,161)
Repurchase of limited partnership
  units                                       (421,750)         (4,250)       (698,950)        (41,500)
Cash and equivalents - restricted              101,470           4,250         258,670          41,500
                                          ------------    ------------    ------------    ------------

   Net cash used in financing
      activities                              (714,959)       (628,897)     (1,788,915)     (1,440,258)
                                          ------------    ------------    ------------    ------------

   Net increase in cash and
      equivalents                              (94,975)       (154,135)        702,761         164,568

CASH AND EQUIVALENTS, beginning of
    period                                   1,074,627         959,244         276,891         640,541
                                          ------------    ------------    ------------    ------------

CASH AND EQUIVALENTS, end of period       $    979,652    $    805,109    $    979,652    $    805,109
                                          ============    ============    ============    ============


Interest paid on a cash basis             $    492,864    $    575,248    $  1,482,200    $  1,763,882
                                          ============    ============    ============    ============


                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1998 and 1997.

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

3.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1997 and 1998, the Partnership sold no investment securities. The following provides details regarding the investments held at September 30, 1998:


                                   Amortized          Maturity         Value At
              Type                   Cost               Date           Maturity
              ----                   ----               ----           --------

     Certificate of Deposit       $ 102,072           11/08/98        $ 102,611
                                   ========                            ========





                              (Continued next page)

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
                                   =========                         =========

4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                    September 30,   December 31,
                                                        1998            1997
                                                        ----            ----
     Mortgage  payable with an insurance
     company bearing  interest at 7.43%, due May
     14, 2009 secured by certain land,
     buildings and amenities                        $  8,350,279    $ 8,724,588

     Mortgage payable with an insurance
     company bearing interest at 7.32%, due
     October 15, 2012 secured by certain
     land, buildings and amenities                     8,204,892      8,447,975

     Mortgage payable with an insurance
     company bearing interest at 7.74%, due
     October 15, 2012 secured by certain
     land, buildings and amenities                     5,000,000      5,000,000

     Mortgage payable with an insurance
     company bearing interest at 7.38%, due
     December 5, 2012 secured by certain
     land, buildings and amenities                     2,740,715      2,820,000


                              (Continued next page)

     -----------------------------

                                                  September 30,    December 31,
                                                       1998            1997
                                                       ----            ----
     Mortgage  payable  with an  insurance
     company  bearing  interest at 7.38%,  due
     December 5, 2012 secured by certain
     land, buildings and amenities               $  1,827,143      $ 1,880,000
                                                   ----------       ----------
                                                 $ 26,123,029      $26,872,563
                                                   ==========       ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $31,000,000.

     The mortgage payable with an outstanding balance of $5,000,000 as of September 30, 1998 has an additional amount available of $7,200,000. The proceeds will be used to fund the construction of Park Place Apartments Phase III. See Note 7 Commitments and Contingencies for further information.

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On April 6, 1998, the Partnership elected to fund an additional $120,000 to its Interest Repurchase Reserve. With this funding the Partnership will be able to repurchase 400 Units at a price of $300 per Unit. During the quarter ended September 30, 1998, the Partnership elected to make four additional fundings to its Interest Repurchase Reserve. The first funding was for $66,000, which enabled the Partnership to repurchase 200 Units at a price of $330 per Unit. The three other fundings totaled $214,000 and will enable the Partnership, along with funds remaining in the reserve from previous fundings, to repurchase up to 800 Units at a price of $350 per Unit. From December 1995 to September 30, 1998, the Partnership has repurchased a total of 6,849 Units for $1,861,200. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at September 30, 1998 was $18,530. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit.

6.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $374,571 and $354,610 for the nine months ended September 30, 1998 and 1997, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. The Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1998 and 1997. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

     --------------------------------------

     The charges were as follows:


                                                    1998                 1997
                                                 ----------           ----------
     Administrative                              $  236,397           $  274,622
     Property manager                               712,216              629,077
     Leasing                                        154,381              146,732
     Construction manager                           145,654                   --
     Other                                           61,024               30,607
                                                  ---------            ---------

                                                 $1,309,672           $1,081,038
                                                  =========            =========

7.   Commitments and Contingencies
     -----------------------------

     The Partnership began the construction of Park Place Apartments Phase III (152 units) during the Spring of 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,100,000. Construction costs will be funded by the remaining loan proceeds ($7,200,000) of a mortgage loan obtained during 1997 and cash reserves.
     Through September 30, 1998, approximately $1,300,000 of the cost had been incurred.

8.   Subsequent Event
     ----------------

     On October 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, Commenced a Tender Offer to purchase up to 1,250 of the Partnership's limited Partnership Units at a price of $350 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $350 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $499,500 ($437,500 to purchase 1,250 Units plus approximately $62,000 for expenses associated with the Offer) is required to purchase all 1,250 Units. The Partnership will purchase the first 750 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 750 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,250 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,250. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS- Properties Associates VI, does not intend to participate in the Tender Offer. The Tender Offer will expire January 18, 1999 unless extended.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------             -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------


The management's discussion and analysis of financial condition and results of operations included herein should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                       1998             1997
                                                      ------           ------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                    98%              97%

Park Place Apartments Phase I                            82%              94%

Willow Lake Apartments                                   96%              91%


Properties Owned in Joint Venture
with NTS-Properties IV (Ownership % at
September 30, 1998)
--------------------------------------

Golf Brook Apartments (96%)                              96%              97%

Plainview Point III Office Center (95%)                 100%              88%


Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1998 and 1997 was as follows:



                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                       -------------          -------------

                                     1998        1997        1998       1997
                                    ------      ------      ------     ------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments              $ 465,484   $ 435,922  $1,356,606  $1,263,027

Park Place Apartments Phase I      $ 457,245   $ 495,690  $1,356,448  $1,403,240

Willow Lake Apartments             $ 656,472   $ 598,768  $1,838,443  $1,786,773

Properties Owned in Joint Venture
with NTS-Properties IV (Ownership
% at September 30, 1998)
---------------------------------

Golf Brook Apartments (96%)        $ 753,628   $ 700,928  $2,207,481  $2,026,261

Plainview Point III Office         $ 211,696   $ 181,970  $  631,650  $  556,488
  Center (95%)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sabal Park Apartments' occupancy increased from 97% at September 30, 1997 to 98% at September 30, 1998. Average occupancy for the nine month period ended September 30 increased from 91% (1997) to 95% (1998). Average occupancy for the three month period ended September 30 increased from 95% (1997) to 97% (1998). Occupancy at residential properties fluctuate on a continuous basis. Period-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to consider average occupancy percentages which are more representative of the entire period's results. Rental and other income at Sabal Park Apartments increased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of the increase in average occupancy and increased rental rates.

Park Place Apartments Phase I's occupancy decreased from 94% at September 30, 1997 to 82% at September 30, 1998. Average occupancy for the nine month period ended September 30 decreased from 91% (1997) to 86% (1998). Average occupancy for the three month period ended September 30 decreased from 93% (1997) to 82%
(1998). In the opinion of the General Partner of the Partnership, the decrease in occupancy at Park Place Apartments Phase I is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Park Place Apartments Phase I decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of the decrease in average occupancy. The decrease in rental and other income is partially offset by an increase in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully-furnished units has increased.

Willow Lake Apartments' occupancy increased from 91% at September 30, 1997 to 96% at September 30, 1998. Average occupancy for the nine month period ended September 30 increased from 90% (1997) to 96% (1998). Average occupancy for the three month period ended September 30 increased from 91% (1997) to 97% (1998). Rental and other income increased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of the increase in average occupancy, increased rental rates and an increase in income from fully furnished units.

Golf Brook Apartments' occupancy decreased from 97% at September 30, 1997 to 96% at September 30, 1998. Average occupancy for the nine month period ended September 30 increased from 93% (1997) to 96% (1998). Average occupancy for the three month period ended September 30 decreased from 97% (1997) to 96% (1998). Rental and other income at Golf Brook Apartments increased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of increased rental rates and increased penalty rents. The increase in rental and other income for the nine month period is also a result of the increase in average occupancy.

The 12% increase in occupancy at Plainview Point III Office Center from September 30, 1997 to September 30, 1998 is the result of two new leases totaling approximately 7,400 square feet. Average occupancy increased from 88%
(1997) to 100%  (1998)  for the three  months  ended  September  30 and from 90%
(1997) to 97% (1998) for the nine month period. Rental and other income at Plainview Point III Office Center for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 remained fairly constant.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

---------------------------------

Interest and other income includes income from investments made by the Partnership with cash reserves. Interest income decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of decreased cash reserves available for investment.

Operating expenses decreased for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily as a result of decreased repair and maintenance costs and decreased replacement costs (carpet and wallcovering) at Park Place Apartments Phase I and Willow Lake Apartments. The decrease in operating expenses for the nine month period is also a result of decreased landscaping costs at Park Place Apartments Phase I. The decreases in operating expenses for the nine month period are partially offset by increased repair and maintenance costs at Sabal Park Apartments and Plainview Point III Office Center and increased wood replacement costs at Golf Brook Apartments. Operating expenses increased for the three months ended September 30, 1998 as compared to the same period in 1997 as a result of increased wood replacement costs at Golf Brook Apartments and increased repair and maintenance costs at Plainview Point III Office Center and Golf Brook Apartments. The increases in operating expenses for the three month period are partially offset by decreased repair and maintenance, landscaping and replacement (carpet and wallcovering) costs at Park Place Apartments Phase I and Willow Lake Apartments. Operating expenses at Sabal Park Apartments for the three month period remained fairly constant.

Operating expenses - affiliated increased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 primarily as a result of increased property management costs at the residential properties. The increase in operating expenses - affiliated for the three month and nine month periods is also due to increased leasing costs at Plainview Point III Office Center. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 primarily due to the Partnership's decreasing debt level as a result of principal payments made and a result of new debt financings at lower interest rates which were obtained May 15, September 12, and October 8, 1997. The $9,200,000 mortgage, which was paid off May 15, 1997, had an interest rate of 8.625% compared to 7.43% on the new $9,000,000 loan. The approximately $8,500,000 mortgage which was paid off September 12, 1997, had an interest rate of 9.20% compared to 7.32% on the new $8,500,000 loan. The approximately $3,900,000 and $950,000 mortgages, which were paid off October 8, 1997, had an interest rate of 8.375% compared to 7.74% on the new $5,000,000 loan. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 remained fairly constant.

---------------------------------

Professional and administrative expenses remained fairly constant for the nine months ended September 30, 1998 as compared to the same period in 1997. Professional and administrative expenses increased for the three months ended September 30, 1998 as compared to the same period in 1997 as a result of increased costs associated with the Interest Repurchase Program.

Professional and administrative expenses - affiliated decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Depreciation and amortization decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 due to a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building and improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $71,500,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $2,251,948 and $1,601,525 for the nine months ended September 30, 1998 and 1997, respectively. These funds in conjunction with cash on hand were used to make a 1.3% (annualized) cash distribution of $418,047 for the nine months ended September 30, 1998 and a 2% (annualized) cash distribution of $648,561 for the nine months ended September 30, 1997. Cash distributions were reduced from 2% to 1% per quarter, effective June 30, 1998, as a result of capital improvements at the Partnership's properties which are currently in the planning stages. See below for a further discussion regarding these projects (including the construction of Park Place Apartments Phase III). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of the distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after the construction of Park Place Apartments Phase III and other capital improvements are funded and adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $1,081,724 and $1,846,058 September 30, 1998 and 1997, respectively.

As of September 30, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $8,350,279. The mortgage bears interest at a fixed rate of 7.43%, is due May 14, 2009 and is secured by the assets of Golf Brook Apartments. The monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

As of September 30, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $8,204,892. The mortgage bears interest at a fixed rate of 7.32%, is due October 15, 2012 and is secured by the assets of Willow Lake Apartments. The monthly principal payments are based upon a 15-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

-------------------------------------------

As of September 30, 1998, the Partnership had a mortgage payable to an insurance company in the amount of $12,200,000. The outstanding balance of the loan at September 30, 1998 was $5,000,000. The mortgage bears interest at a fixed rate of 7.74%, is due October 15, 2012 and is secured by the assets of Park Place Apartments Phase I and Park Place Apartments Phase III (to be constructed). The remaining $7,200,000 loan proceeds will be advanced during the construction of Park Place Apartments Phase III, as needed, in accordance with the loan agreement. Until the construction of Park Place Apartments Phase III is complete, the mortgage will require only monthly interest payments. Upon the completion of Park Place Apartments Phase III, the monthly principal payments will be based upon a 19-year amortization schedule. Due to the fact that it is not known when principal payments will begin, the outstanding balance at maturity can not be determined at this time.

As of September 30, 1998, the Partnership had two mortgage loans each with an insurance company in the amounts of $2,740,715 and $1,827,143 for a total of $4,567,858. Both mortgages bear interest at a fixed rate of 7.38%, are due December 5, 2012, and are secured by the assets of Sabal Park Apartments. The monthly principal payments are based upon a 15-year amortization schedule. At maturity, the mortgage will have been repaid based upon the current rate of amortization.

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

The demand on future liquidity is expected to increase as a result of construction beginning at Park Place Apartments Phase III (152 units) during the Spring of 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,100,000. Construction costs will be funded by the $7,200,000 of loan proceeds, as discussed above, and cash reserves. Through September 30, 1998, approximately $1,300,000 of cost had been incurred.

-------------------------------------------

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

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non- information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the company saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgrades to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $100,000 over 1998 and 1999. These costs include hardware, software, internal staff and outside consultants.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of fiscal year 1999.

We are also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on our business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

-------------------------------------------

Management has determined that at our current state of readiness, the need does not presently exist for a contingency plan. We will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through September 1998, the Partnership has funded a total amount of $1,879,730 to the Reserve. On April 6, 1998, the Partnership elected to fund an additional $120,000 to its Interest Repurchase Reserve. With this funding the Partnership was able to repurchase 400 Units at a price of $300 per Unit. During the quarter ended September 30, 1998, the Partnership elected to make four additional fundings to its Interest Repurchase Reserve. The first funding was for $66,000, which enabled the Partnership to repurchase 200 Units at a price of $330 per Unit. The three other fundings totaled $214,000 and will enable the Partnership, along with funds remaining in the reserve from previous fundings, to repurchase up to 800 Units at a price of $350 per Unit. Through September 30, 1998 the Partnership has repurchased a total of 6,849 Units for $1,861,200. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at September 30, 1998 was $18,530. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit.

On October 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, Commenced a Tender Offer to purchase up to 1,250 of the Partnership's limited Partnership Units at a price of $350 per Unit. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $350 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $499,500 ($437,500 to purchase 1,250 Units plus approximately $62,000 for expenses associated with the Offer) is required to purchase all 1,250 Units. The Partnership will purchase the first 750 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 750 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,250 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,250. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VI, does not intend to participate in the Tender Offer. The Tender Offer will expire January 18, 1999 unless extended.

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1998 and 1997. These distributions were funded by cash flow derived from operating activities.


                                Net Income            Cash
                                  (Loss)          Distributions     Return of
                                Allocated           Declared         Capital
                                ---------           --------         -------

Limited Partners:
       1998                      $ 490,110          $ 413,867       $    --
       1997                       (66,781)            642,075        642,075

General Partner:
       1998                      $   4,951          $   4,180       $    --
       1997                          (675)              6,486          6,486

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

The Partnership owns approximately 15 acres of land, adjacent to the Park Place Apartments development, in Lexington, Kentucky (Park Place Apartments Phase
III). The cost of the land, capitalized interest, common area costs, and amenity costs are combined with the construction costs associated with Phase III on the balance sheet. Construction began during the Spring of 1998.

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

PART II.  OTHER INFORMATION

3.    Default on Senior Securities

      None.

6.    Exhibits and Reports on Form 8-K

      (a)     Exhibits

              Exhibit 27. Financial Data Schedule

      (b)     Reports on Form 8-K

              Form 8-K was filed on July 15, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $66,000 to its Interest Repurchase Reserve.

              Form 8-K was filed on July 24, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $4,000 to its Interest Repurchase Reserve.

              Form 8-K was filed on August 4, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $105,000 to its Interest Repurchase Reserve.

              Form 8-K was filed on September 11, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $105,000 to its Interest Repurchase Reserve.

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



Date: November 13, 1998