Form 10-K
period 1998-12-31
NTS PROPERTIES VI/MD
filed 1999-03-31
CIK 765232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

    X          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
--------                SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended               December 31, 1998
                                         ---------------------------------------
                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from______ to ______

               Commission file number 0-14695
                                     -----------
                NTS-PROPERTIES VI, A MARYLAND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                      61-1066060
-------------------------------------    ---------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

      10172 Linn Station Road
      Louisville, Kentucky                              40223
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (502) 426-4800
                                                         -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                           None

Securities registered pursuant to Section 12(g) of the Act:

                         LIMITED PARTNERSHIP INTERESTS
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO
                                                   ------        ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 43
Total Pages: 47

                                TABLE OF CONTENTS


                                                                                                       PAGES

                                     PART I

Items 1 and 2              Business and Properties                                                      3-12
Item 3                     Legal Proceedings                                                              12
Item 4                     Submission of Matters to a Vote
                             of Security Holders                                                          12


                                     PART II


Item 5                     Market for the Registrant's Limited
                             Partnership Interests and Related
                             Partner Matters                                                              13
Item 6                     Selected Financial Data                                                        14
Item 7                     Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                                                             15-23
Item 8                     Financial Statements and Supplementary
                             Data                                                                      24-39
Item 9                     Changes in and Disagreements with
                             Accountants on Accounting and
                             Financial Disclosure                                                         40


                                    PART III


Item 10                    Directors and Executive Officers of
                             the Registrant                                                               41
Item 11                    Management Remuneration and Transactions                                       42
Item 12                    Security Ownership of Certain Beneficial
                             Owners and Management                                                        42
Item 13                    Certain Relationships and Related
                             Transactions                                                                 42


                                     PART IV


Item 14                    Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                                   43-46


Signatures                                                                                                47

                                     PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

DEVELOPMENT OF BUSINESS

The registrant, NTS-Properties VI, a Maryland Limited Partnership (the "Partnership"), is a limited partnership formed in December 1984 under the laws of the State of Maryland. The General Partner is NTS-Properties Associates VI, a Kentucky limited partnership. As of December 31, 1998, the Partnership owned the following properties:

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

        - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties IV., Ltd. ("NTS-Properties IV"), an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 96% at December 31, 1998.

        - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet, located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV. The Partnership's percentage interest in the joint venture was 95% at December 31, 1998.

The Partnership also owns approximately 15 acres of land, adjacent to the Park Place Apartments development in Lexington, Kentucky on which it is constructing 152 apartment units (Park Place Apartments Phase III). The first units are expected to be available for occupancy during the second quarter of 1999.

The Partnership or Joint Venture in which the Partnership is a partner has a fee title interest in the above listed properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

As of December 31, 1998, the Partnership's properties were encumbered by mortgages as shown in the table below:


                                    Interest              Maturity                 Balance at
        Property                      Rate                  Date                    12/31/98
        --------                    --------              --------                 -----------
Golf Brook Apartments                 7.43%             05/14/09 (1)(2)            $  8,220,270
Willow Lake Apartments                7.32%             10/15/12 (3)(2)               8,120,331
Park Place Apartments                 7.74%             10/15/12 (5)                  6,151,658 (4)
Phase I and III
Sabal Park Apartments                 7.38%             12/05/12 (3)(2)               2,713,152

Sabal Park Apartments                 7.38%             12/05/12 (3)(2)               1,808,769
Golf Brook and                        Prime +1%         06/14/01 (6)(2)                 105,000
Sabal Park Apartments


(1) Monthly principal payments are based upon a 12-year amortization schedule.

(2) At maturity, the mortgage will have been repaid based on the current rate of amortization.

(3) Monthly principal payments are based upon a 15-year amortization schedule.

(4) The mortgage payable has additional availability of $6,048,342 which will be used to fund the remaining construction of Park Place Apartments Phase III.

(5) Until the construction of Park Place Apartments Phase III is complete, the mortgage will require only monthly interest payments. Upon the completion of Park Place Apartments Phase III, the monthly principal payments will be based upon a 19-year amortization schedule. Due to the fact that it is not known when principal payments will begin, the outstanding balance at maturity can not be determined at this time.

(6) Monthly principal payments are based upon a 24-month amortization schedule.

Plainview Point III Office Center is not encumbered by an outstanding mortgage at December 31, 1998.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements at the Partnership's commercial property as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and/or cash reserves. The

Partnership is currently building Park Place Apartments Phase III (152 units) on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Through December 31, 1998, approximately $2,600,000 has been incurred. The remaining construction costs will be funded by loan proceeds, as discussed above, and cash reserves. The Partnership had no material commitments for renovations or capital improvements at December 31, 1998.

The Partnership also plans to renovate the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $400,000. The Partnership plans to fund the renovations with short-term financing in the amount of $2,000,000 which will be secured by Plainview Point Office Center Phase III which is currently free and clear of any debt. The remaining proceeds will be used to fund a portion of the Partnership's 1999 operating costs and other possible renovations at the Partnership's properties. It is expected that any such borrowing will be readily facilitated. However, there is no assurance that financing will be obtained when needed, or that any financing will be on favorable terms.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Partnership is presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Note 11 in Item 8 for information regarding the Partnership's operating segments.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

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

DESCRIPTION OF REAL PROPERTY

SABAL PARK APARTMENTS

Units at Sabal Park Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, ovens, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, swimming pool and tennis courts.

Monthly rental rates at Sabal Park Apartments start at $919 for two-bedroom apartments and $1,249 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 94% (1998), 97% (1997), 90% (1996), 98% (1995) and 91% (1994).

PARK PLACE APARTMENTS PHASE I

Units at Park Place Apartments Phase I include one and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase II of the Park Place development and will be shared with Phase III which is currently being constructed, see discussion above. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase I start at $739 for one-bedroom apartments, $939 for two-bedroom apartments and $1,119 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 80% (1998), 89%
(1997), 90% (1996), 92% (1995) and 93% (1994).

WILLOW LAKE APARTMENTS

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

Monthly rental rates at Willow Lake Apartments start at $810 for one-bedroom apartments, $1,025 for two-bedroom apartments and $1,236 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 81% (1998), 88% (1997), 91%
(1996), 93% (1995) and 92% (1994).

GOLF BROOK APARTMENTS

Units at Golf Brook Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,170 for two-bedroom apartments and $1,400 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 96% (1998), 96% (1997),97% (1996), 91% (1995), 93% (1994).

PLAINVIEW POINT III OFFICE CENTER

Base annual rents, which include the cost of utilities, range from $13.90 to $16.00 per square foot for first and second floor office space and $13.00 per square foot for lower level office space. The average base annual rental for all types of space leased as of December 31, 1998 was $14.39 per square foot. Office space is ordinarily leased for between three and six years with the majority of current square footage being leased for a term of five years. Current leases terminate between 1999 and 2004. Some leases provide for renewal options of between three and five years at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. As of December 31, 1998, there were seven tenants leasing space aggregating approximately 50,827 square feet of rentable area. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupation/profession practiced is insurance. Four tenants individually lease more than 10% of the office center's rentable area. The occupancy levels at the office center as of December 31 were 81% (1998), 96% (1997), 91% (1996), 91%
(1995)and 91% (1994).

The following table contains approximate data concerning the leases in effect on December 31, 1998.


                                                                        Current Base
                                                  Sq. Ft. and           Annual Rental
                                                    % of Net           and % of Gross
                                   Year of          Rentable             Base Annual             Renewal
No. Of Tenants                   Expiration           Area                 Rental                Options
--------------                   ----------       ------------         ---------------           -------
Major Tenants (1):
     1                             1999           6,474 (10.3%)        $103,584 (14.2%)          None
     1                             2000          16,727 (26.7%)        $232,505 (31.8%)       1 Five-Year
     1                             2001          11,535 (18.4%)        $149,955 (20.5%)          None
     1 (2)                         2004           8,308 (13.3%)        $124,620 (17.0%)          None

Other Tenants:

    None                           1999                  --                     --                   --
     2                             2000           5,244 (8.4%)         $ 80,852 (11.1%)      1 Three-Year
     1                             2001           2,539 (4.1%)         $ 39,989 ( 5.5%)          None

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

(2) Tenant will occupy an additional 5,439 square feet during 1999 in accordance with the lease agreement. The office center's occupancy should increase to 93% when the tenant occupies this additional space.

Additional operating data regarding the Partnership's properties is furnished in the following table.


                                                      Federal        Realty                        Annual
                                                    Tax Basis       Tax Rate                 Realty Taxes
                                                    ---------       --------                 ------------
WHOLLY-OWNED PROPERTIES
Sabal Park Apartments                              11,359,053      $ .018437                     $167,687
Park Place Apartments
Phase I                                            11,190,091        .009955                      111,727
Willow Lake Apartments                             15,581,872        .091906                      233,928

PROPERTIES OWNED IN
JOINT VENTURE WITH
NTS-PROPERTIES IV
Golf Brook Apartments                              16,179,398        .018437                      280,109
Plainview Point III
Office Center                                       4,318,750        .011110                       34,818

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d) September 30, 2025.

The Partnership contributed approximately $15,800,000, the cost of constructing and leasing the apartments. NTS-Properties IV contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. The Partnership also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1998.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The Partnership had originally obtained financing, secured by Golf Brook Apartments, to fund a portion of its contribution to the Joint Venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $8,220,270 is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The mortgage payable bears interest at a fixed rate of 7.43%, is due May 14, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 96% at December 31, 1998.

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d) December 30, 2026.

The Partnership contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties IV contributed land valued at $790,000 with an outstanding note of $550,000 which was secured by the land. The Partnership also contributed the funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1998.

As of December 31, 1998, Plainview Point III Office Center is not encumbered by any mortgage indebtedness.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 95% at December 31, 1998.

COMPETITION

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1998, there are no properties under construction in the respective vicinities in which the properties are located except for the following: In close proximity to Sabal Park Apartments and Golf Brook Apartments, there are 1,000 apartment units currently under construction which are scheduled to be completed during the fourth quarter of 1999. In the vicinity near Park Place Apartments, there are currently 300 apartment units currently under construction which are scheduled to be completed during the second quarter of 1999 and 280 units which are scheduled to be completed during the fourth quarter of 1999. Also, at the Park Place Apartments development, the construction of Phase III is currently under way with the first units expected to be available the second quarter of 1999. In the vicinity of Willow Lake Apartments, there are currently 400 apartment units under construction which are scheduled to be completed during the first quarter of 1999. At this time it is unknown the effect these new units will have on occupancy at the Partnership's properties. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

MANAGEMENT OF PROPERTIES

NTS Development Company, an affiliate of NTS-Properties Associates VI, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VI. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $494,494 for the year ended December 31, 1998. $46,413 was received from the commercial property and $448,081 was received from residential properties. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1998, the Management Agreement is still in effect.

WORKING CAPITAL PRACTICES

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

SEASONAL OPERATIONS

The Partnership does not consider its operations to be seasonal to any material degree.

CONFLICT OF INTEREST

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

EMPLOYEES

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. See Note 9 in Item 8 for information regarding the Partnership's related party transactions.

GOVERNMENTAL CONTRACTS AND REGULATIONS

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED PARTNER MATTERS

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 3,634 limited partners as of March 1, 1999. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1998 financial statements.

Annual distributions totaling $12.50, $20.00 and $20.00 per limited partnership unit were paid during the years ended December 31, 1998, 1997 and 1996, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                       1998         1997         1996
                   --------     --------     --------

First quarter      $ 5.00      $  5.00       $ 5.00
Second quarter       2.50         5.00         5.00
Third quarter        2.50         5.00         5.00
Fourth quarter       2.50         5.00         5.00
                   ------      -------       ------

                   $12.50      $ 20.00       $20.00
                   ------      -------       ------
                   ------      -------       ------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1998, 1997 and 1996.


                                                                       Cash
                                             Net Income           Distributions          Return of
                                             Allocated               Declared             Capital
                                            -----------             -----------         ----------
Limited Partners:
       1998                                 $   453,154             $   515,339         $   62,185
       1997                                     106,042                 853,625            747,583
       1996                                     224,783                 886,000            661,217
General Partners:
       1998                                 $     4,577             $     5,206         $      629
       1997                                       1,071                   8,622              7,551
       1996                                       2,271                   8,950              6,679

Item 6.  SELECTED FINANCIAL DATA

Years ended December 31, 1998, 1997, 1996, 1995 and 1994.


                                                    1998              1997              1996              1995              1994
                                               ------------      ------------      ------------      ------------      ------------
Total revenues                                 $  9,835,496      $  9,608,273      $  9,670,261      $  8,939,055      $  8,796,072

Total expenses                                   (9,377,765)       (9,402,616)       (9,443,207)       (9,266,749)       (9,607,971)
                                               ------------      ------------      ------------      ------------      ------------
Income(loss) before
  extraordinary item                                457,731           205,657           227,054          (327,694)         (811,899)
Extraordinary item(1)                                  --             (98,544)             --                --                --
                                               ------------      ------------      ------------      ------------      ------------

Net income (loss)                              $    457,731      $    107,113      $    227,054      $   (327,694)     $   (811,899)
                                               ------------      ------------      ------------      ------------      ------------
                                               ------------      ------------      ------------      ------------      ------------

Net income (loss) allocated to:
  General Partner                              $      4,577      $      1,071      $      2,271      $     (3,277)     $     (8,119)
  Limited partners                             $    453,154      $    106,042      $    224,783      $   (324,417)     $   (803,780)

Net income (loss) per
limited partnership
unit                                           $      10.96      $       2.48      $       4.97      $      (6.84)     $     (16.94)

Weighted average
number of limited
partnership units                                    41,334            42,817            45,243            47,435            47,435

Cumulative net income (loss) allocated to:
  General Partner                              $    (70,288)     $    (74,865)     $    (75,936)     $    (78,207)     $    (74,930)
  Limited partners                             $(11,749,145)     $(12,202,299)     $(12,308,341)     $(12,533,124)     $(12,208,707)

Cumulative net
taxable income (loss)
allocated to:
  General Partner                              $    104,550      $    102,664      $  1,192,830      $     78,617      $     64,858
  Limited partners                             $(14,759,062)     $(15,174,826)     $(16,357,888)     $(15,401,294)     $(14,859,402)

Distributions
declared:
 General Partner                               $      5,206      $      8,622      $      8,950      $      9,583      $      8,984
 Limited partners                              $    515,339      $    853,625      $    886,000      $    948,700      $    889,380

Cumulative
distributions
declared:
 General Partner                               $    117,272      $    112,066      $    103,444      $     94,494      $     84,911
 Limited partners                              $ 11,609,870      $ 11,094,531      $ 10,240,906      $  9,354,906      $  8,406,206

At year end:
 Cash and equivalents                          $    362,822      $    276,891      $    640,541      $    393,552      $  1,617,604

 Investment
  securities                                   $       --        $  1,562,813      $  1,085,267      $  1,151,355    $         --


 Land, buildings and
  amenities, net                               $ 37,388,637      $ 38,660,912      $ 40,436,784      $ 42,196,272      $ 43,872,072

 Total assets                                  $ 43,179,405      $ 43,289,608      $ 44,771,802      $ 46,813,791      $ 48,267,884

 Mortgages payable                             $ 27,119,180      $ 26,872,563      $ 27,403,056      $ 27,653,044      $ 27,883,025



The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

(1) See Note 7 in Item 8 for information regarding the extraordinary item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 8 and the cautionary statements below.

OCCUPANCY LEVELS

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                                   Percentage
                                                    Ownership
                                                  At 12/31/98          1998 (3)             1997             1996
                                                  -----------        -----------         ---------        -------

WHOLLY-OWNED PROPERTIES

Sabal Park Apartments                                    100%                94%               97%              90%

Park Place Apartments
Phase I (1)                                              100%                80%               89%              90%

Willow Lake Apartments (1)                               100%                81%               88%              91%

PROPERTIES OWNED IN JOINT
VENTURE WITH NTS-
PROPERTIES IV

Golf Brook Apartments                                     96%                96%               96%              97%

Plainview Point III Office
Center (2)                                                95%                81%               96%              91%


(1) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) At Plainview Point III Office Center, a current tenant has leased an additional 5,439 square feet. Occupancy of this additional space is planned for the first half of 1999. The office center's occupancy level should increase to 93% at that time.

(3) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

The average occupancy levels at the Partnership's properties as of December 31 were as follows:


                                                   Percentage
                                                    Ownership
                                                  At 12/31/98             1998              1997             1996
                                                  -----------          ---------         ---------        -------

WHOLLY-OWNED PROPERTIES

Sabal Park Apartments                                    100%                95%               92%              94%

Park Place Apartments
Phase I (1)                                              100%                85%               91%              93%

Willow Lake Apartments                                   100%                93%               90%              94%

PROPERTIES OWNED IN JOINT
VENTURE WITH NTS-
PROPERTIES IV

Golf Brook Apartments                                     96%                96%               93%              94%

Plainview Point III Office
Center                                                    95%                92%               90%              93%


(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.


RENTAL AND OTHER INCOME

Rental and other income generated by the Partnership's properties for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                  Percentage
                                                   Ownership
                                                 AT 12/31/98            1998               1997               1996
                                                 -----------         ----------         ----------         -------

WHOLLY-OWNED PROPERTIES

Sabal Park Apartments                               100%         $1,823,218         $1,725,980         $1,765,302

Park Place Apartments
Phase I                                             100%         $1,787,227         $1,896,871         $1,843,808

Willow Lake Apartments                              100%         $2,409,227         $2,412,609         $2,434,696

PROPERTIES OWNED IN JOINT
VENTURE WITH NTS-
PROPERTIES IV

Golf Brook Apartments                                96%         $2,926,168         $2,747,335         $2,801,744

Plainview Point III
Office Center                                        95%         $  781,388         $  737,948         $  729,647


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending December 31, 1998, 1997 and 1996. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

RENTAL INCOME increased approximately $200,000 or 2% in 1998. The increase in rental income was a result of increased rental rates and increased average occupancy at Sabal Park Apartments and Golf Brook Apartments and increased cost recovery income at Plainview Point III Office Center. All leases at the office center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These increases are partially offset by a decrease in rental income at Park Place Apartments Phase I as a result of decreased average occupancy.

Year ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire year's results.

INTEREST AND OTHER INCOME includes interest income from investments made by the Partnership with cash reserves. Interest income increased approximately $25,000 or 22% in 1998 as a result of old outstanding checks being taken back into income.

OPERATING EXPENSES increased approximately $85,000 or 3% in 1998 due primarily to the following: 1) increased apartment renovation costs at Sabal Park Apartments and Golf Brook Apartments (replacing wallpaper with texturized walls which will require less maintenance in the future), 2) increased repair and maintenance costs at Sabal Park Apartments, 3) the parking lot was re-sealed and striped at Plainview Point III Office Center during 1998 and 4) increased advertising costs at all the Partnership's residential properties. These increases are partially offset by decreased repair and maintenance costs at Park Place Apartments Phase I and decreased utility, repair and maintenance costs and carpet replacement costs at Willow Lake Apartments.

OPERATING EXPENSES - AFFILIATED increased approximately $128,000 or 12% in 1998 primarily as a result of increased property management costs and the fact that in years past, apartment managers and maintenance supervisors received free rent as part of their compensation. Beginning in 1998, free rent for these individuals was discontinued and their base salary was increased. Operating expenses - affiliated are expenses incurred for services by employees of NTS Development Company, an affiliated of the General Partner of the Partnership.

OPERATING EXPENSES - AFFILIATED increased approximately $47,000 or 4% in 1997 as a result of increased salary costs at the Partnership's residential properties.

The 1998 WRITE-OFF OF UNAMORTIZED LAND IMPROVEMENTS AND AMENITIES can be attributed to Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments. The write-offs are the result of property renovations. The write-off represents the cost of unamortized assets which were replaced as a result of the renovations.

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

INTEREST EXPENSE decreased approximately $230,000 or 11% in 1998 as a result of the new debt financings at lower interest rates which were obtained May 15, September 12, and October 8, 1997. The $9,200,000 mortgage, which was paid off May 15, 1997, had an interest rate of 8.625% compared to 7.43% on the new $9,000,000 loan. The approximately $8,500,000 which was paid off September 12, 1997, had an interest rate of 9.20% compared to 7.32% on the new $8,500,000 loan. The approximately $3,900,000 and $950,000 mortgages, which were paid off October 8, 1997, had an interest rate of 8.375% compared to 7.74% on the new $5,000,000 loan. Interest expense also decreased in 1998 due to the Partnership's decreasing debt level as a result of principal payments made.

INTEREST EXPENSE decreased approximately $150,000 or 6% in 1997 as a result of lower interest rates on new debt financings obtained during 1997, as discussed above. Interest expense decreased in 1997 also as a result of the Partnership's decreasing debt level due to principal payments made.

MANAGEMENT FEES are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

REAL ESTATE TAXES increased approximately $36,000 or 5% in 1998 as a result of increased assessments for Sabal Park Apartments and Golf Brook Apartments.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES increased approximately $35,000 or 24% in 1998 primarily as a result of costs incurred in connection with the Tender Offer. See below for information regarding the Tender Offer.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES increased approximately $5,000 or 4% in 1997 as the result of increased legal costs.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES - AFFILIATED decreased approximately $48,000 or 16% in 1998 primarily as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES - AFFILIATED increased approximately $96,000 or 47% in 1997 primarily as a result of increased charges by NTS Development Company for accounting personnel. Over the past several years the charges for the annual partnership audit have stayed at a relatively consistent level despite the increase in disclosure and audit requirements. This has been accomplished by the increased utilization of NTS Development Company personnel's preparation of the necessary audit documentation, work papers, Securities and Exchange Commission filings and EDGAR (Electronic Data Gathering, Analysis and Retrieval) filings. In addition, administrative overhead costs have increased as a result of the additional personnel costs related to investor relations and asset management.

DEPRECIATION AND AMORTIZATION EXPENSE decreased approximately $108,000 or 6% in 1998 as a result of original land improvements at Park Place Apartments Phase I, Willow Lake Apartments and Golf Brook Apartments becoming fully depreciated and as a result of decreased loan cost amortization. Depreciation is computed using the straight-line method over the useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5-30 years for amenities. The aggregate cost for the Partnership's properties for Federal tax purpose is approximately $62,225,000.

CONSOLIDATED CASH FLOWS AND FINANCIAL CONDITIONS

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements, other capital improvements at the Partnership's properties and for the construction of Park Place Apartments Phase III. Changes to current tenant improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions have been funded by cash flow from operations. Park Place Apartments Phase III construction costs have been funded by debt financing and cash reserves. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units through the Interest Repurchase Program or the Tender Offer (1998 only). Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds from mortgage loans.

Cash flows provided by (used in):


                                                  1998                  1997                   1996
                                                  ----                  ----                   ----
Operating activities                          $ 2,336,661            $ 2,131,543            $ 2,257,823
Investing activities                           (1,147,264)              (588,096)               (44,917)
Financing activities                           (1,103,466)            (1,907,097)            (1,965,917)
                                               -----------            -----------            -----------
Net increase (decrease) in                    $    85,931            $  (363,650)           $   246,989
cash and equivalents
                                              -----------            -----------            -----------
                                              -----------            -----------            -----------


Net cash provided by operating activities increased approximately $205,000 or 10% to $2,336,661 in 1998. This increase was driven by an increase in net income.

Net cash provided by operating activities decreased approximately $126,000 or 6% to $2,131,543 in 1997. This decrease was driven by a decrease in net income before extraordinary item recorded in 1997 and an overall decrease in net working capital assets and liabilities (excluding cash) primarily due to decreased accounts payable.

Net cash used in investing activities totaled $1,147,264, $588,096 and $44,917 in 1998, 1997 and 1996, respectively. The increase in net cash used in investing activities in 1998 was primarily due to increased capital expenditures (began construction of Park Place Apartments Phase III in 1998) partially offset by the maturity of investment securities exceeding the purchase of investment securities. The increase in net cash used in investing activities in 1997 was primarily due to the purchase of investment securities exceeding maturities.

Net cash used in financing activities totaled $1,103,466, $1,907,097 and $1,965,917 in 1998, 1997 and 1996, respectively. The decrease in net cash used in financing activities in 1998 was primarily due to decreased net payments on mortgages and decreased loan costs paid in 1998 (Partnership's mortgages were refinanced during 1997) and decreased cash distributions (rate of distribution was reduced second quarter of 1998). These decreases are partially offset by restricted cash being returned to unrestricted cash as a result of the Tender Offer. The decrease in net cash used in investing activities in 1997 was primarily due to fewer repurchases of limited partnership Units in 1997 as compared to 1996 partially offset by increased net payments on mortgages and increased loan costs in 1997.

During the year ended December 31, 1998, the Partnership used cash flow from operations and cash on hand to make a 1.25% (annualized) distribution of $520,545 (1998). During the years ended December 31, 1997 and 1996, the Partnership used cash flow from operations and cash on hand to make a 2% (annualized) distribution of $862,000 and $895,000, respectively. Cash distributions were reduced from 2% to 1% per quarter, effective June 30, 1998, as a result of capital improvements at the Partnership's properties including the construction of Park Place Apartments Phase III. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after the construction of Park Place Apartments Phase III and other capital improvements are funded and adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations, cash reserves and the remaining funds available on the $12,200,000 mortgage payable (balance is $6,151,658 at December 31, 1998) will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $362,822, $1,839,704 and $1,725,808 at December 31, 1998, 1997 and 1996, respectively.

The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1998 except for the construction of Park Place Apartments Phase III, as discussed below.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1998, 1997 and 1996.


                                                                        Cash
                                              Net Income             Distributions         Return Of
                                               Allocated                Declared            Capital
                                            ------------             -------------        -----------
Limited Partners:
       1998                                 $   453,154               $ 515,339           $ 62,185
       1997                                     106,042                 853,625            747,583
       1996                                     224,783                 886,000            661,217
General Partner:
       1998                                 $     4,577               $   5,206           $    629
       1997                                       1,071                   8,622              7,551
       1996                                       2,271                   8,950              6,679


The demand on future liquidity has increased as a result of construction beginning at Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land the Partnership owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by $7,200,000 of loan proceeds and cash reserves. As of December 31, 1998, $6,048,342 is available on the mortgage payable for construction costs. Through December 31, 1998, approximately $2,600,000 of cost had been incurred.

Construction in progress on the December 31, 1998 Balance Sheet relates to Park Place Apartments Phase III. Included in the cost of approximately $4,400,000 is approximately $2,600,000 related directly to Phase III construction and approximately $1,700,000 of land cost, capitalized interest, common area costs and amenity costs which were allocated at the time Phases I and II were originally constructed. These allocated costs had previously been shown on the Partnership's Balance Sheet as Asset Held for Development.

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs which will be required to renew current leases that expire during 1999 or obtain new tenants are unknown.

The Partnership also plans to renovate the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $400,000. The Partnership plans to fund the renovations with short-term financing in the amount of $2,000,000 which will be secured by Plainview Point Office Center Phase III which is currently free and clear of any debt.

The remaining proceeds will be used to fund a portion of the Partnership's 1999 operating costs and other possible renovations at the Partnership's properties. It is expected that any such borrowing will be readily facilitated. However, there is no assurance that financing will be obtained when needed, or that any financing will be on favorable terms.

The Partnership had no other material commitments for renovations or capital expenditures at December 31, 1998.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $400,000, $300,000 and $705,380, respectively, to the reserve. Through December 31, 1998, the Partnership has repurchased a total of 6,846 Units for $1,861,200 at a price ranging from $250 to $350 per unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On October 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,250 of the Partnership's limited Partnership Units at a price of $350 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $350 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Offering. Approximately $499,500 ($437,500 to purchase 1,250 Units plus approximately $62,000 for expenses associated with the Offer) is required to purchase all 1,250 Units. The Offer stated that the Partnership will purchase the first 750 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 750 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,250 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,250. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS- Properties Associates VI, does not intend to participate in the Tender Offer.

Under the terms of the Offer, the Offer expired on January 18, 1999. As of that date, a total of 2,103 Units were tendered pursuant to the Offer. The Offerors exercised their right under the terms of the Offer to purchase more than 1,250 Units and all 2,103 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 750 Units and ORIG, LLC purchased 1,353 Units.

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

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

YEAR 2000

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non- information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $19,000 and $81,000 over 1998 and 1999 respectively. These costs include hardware and software.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

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

Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of a $105,000 note payable that bears interest at the Prime Rate + 1%. At December 31, 1998, a hypothetical 100 basis point increase in interest rates would result in an approximately $1,450,000 decrease in the fair value of debt.

CAUTIONARY STATEMENTS

Some of the statements included in Items 1 and 2, Business and Properties, and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To NTS-Properties VI, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 44 through 46 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                           ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 12, 1999

                               NTS-PROPERTIES VI,

                         A MARYLAND LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997




                                                                          1998                 1997
                                                                     -------------        ---------

ASSETS

Cash and equivalents                                                  $    362,822         $    276,891
Cash and equivalents - restricted                                          446,097              507,568
Investment securities                                                           --            1,562,813
Accounts receivable                                                        125,474              111,152
Land, buildings and amenities, net                                      37,388,637           38,660,912
Construction in progress                                                 4,363,046            1,774,455
Other assets                                                               493,329              395,817
                                                                       ------------         -----------

                                                                      $ 43,179,405         $ 43,289,608
                                                                       ------------         -----------
                                                                       ------------         -----------

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                                            $ 27,119,180         $ 26,872,563
Accounts payable-operations                                                245,279              195,165
Accounts payable-construction                                              319,757                   --
Retainage payable                                                          141,280                   --
Distributions payable                                                      102,497              213,687
Security deposits                                                          222,794              237,501
Other liabilities                                                           87,030               67,340
                                                                       ------------         -----------

                                                                        28,237,817           27,586,256

Commitments and contingencies (Note 10)

Partners' equity                                                        14,941,588           15,703,352
                                                                      ------------         -----------

                                                                      $ 43,179,405         $ 43,289,608
                                                                      ------------         -----------
                                                                      ------------         -----------

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,

                         A MARYLAND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                       1998          1997           1996
                                                -----------   -----------    -----------
Revenues:
 Rental income                                  $ 9,695,585   $ 9,493,634    $ 9,541,311
 Interest and other income                          139,911       114,639        128,950
                                                -----------   -----------    -----------

                                                  9,835,496     9,608,273      9,670,261
Expenses:
 Operating expenses                               2,580,618     2,495,455      2,529,274
 Operating expenses - affiliated                  1,219,445     1,091,454      1,044,781
 Write-off of unamortized land
  improvements and amenities                         65,060          --             --
 Interest expense                                 1,962,133     2,194,368      2,344,531
 Management fees                                    494,494       480,335        485,250
 Real estate taxes                                  815,422       779,214        771,952
 Professional and administrative
  expenses                                          186,533       150,846        145,734
 Professional and administrative
  expenses - affiliated                             251,719       300,159        203,818
 Depreciation and amortization                    1,802,341     1,910,785      1,917,867
                                                -----------   -----------    -----------
                                                  9,377,765     9,402,616      9,443,207
                                                -----------   -----------    -----------
Income before extraordinary item                    457,731       205,657        227,054
Extraordinary item:
  Write-off unamortized loan costs                     --         (98,544)          --
                                                -----------   -----------    -----------
Net income                                      $   457,731   $   107,113    $   227,054
                                                -----------   -----------    -----------
                                                -----------   -----------    -----------
Net income allocated to the limited partners:
  Income  before extraordinary item             $   453,154   $   203,600    $   224,783
  Extraordinary item                                   --         (97,558)          --
                                                -----------   -----------    -----------
  Net income                                    $   453,154   $   106,042    $   224,783
                                                -----------   -----------    -----------
                                                -----------   -----------    -----------
Net income per limited partnership Unit:
  Income before extraordinary item              $     10.96   $      4.76    $      4.97
  Extraordinary item                                   --           (2.28)          --
                                                -----------   -----------    -----------

  Net income                                    $     10.96   $      2.48    $      4.97
                                                -----------   -----------    -----------
                                                -----------   -----------    -----------
Weighted average number of limited
 partnership units                                   41,334        42,817         45,243
                                                -----------   -----------    -----------
                                                -----------   -----------    -----------


The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,

                         A MARYLAND LIMITED PARTNERSHIP

                       STATEMENTS OF PARTNERS' EQUITY (1)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                     Limited               General
                                                                     Partners              Partners                   Total
                                                                   ------------           -----------              ------------
Balances at December 31, 1995                                      $ 18,461,233           $  (172,601)             $ 18,288,632
 Net income                                                             224,783                  2,271                  227,054
 Distributions declared                                               (886,000)                (8,950)                (894,950)
 Repurchase of limited partnership
   Units                                                            (1,120,750)                 --                  (1,120,750)
                                                                    -----------             ----------             ------------

Balances at December 31, 1996                                        16,679,266              (179,280)               16,499,986

 Net income                                                             106,042                  1,071                  107,113

 Distributions declared                                               (853,625)                (8,622)                (862,247)

 Repurchase of limited partnership
   Units                                                               (41,500)                 --                     (41,500)
                                                                    -----------             ----------              -----------

Balances at December 31, 1997                                        15,890,183              (186,831)               15,703,352
 Net income                                                             453,154                  4,577                  457,731

 Distributions declared                                               (515,339)                (5,206)                (520,545)

 Repurchase of limited partnership
   Units                                                              (698,950)                 --                    (698,950)
                                                                    -----------             ----------              -----------

Balances at December 31, 1998                                     $ 15,129,048            $  (187,460)            $ 14,941,588
                                                                    -----------             ----------              -----------
                                                                    -----------             ----------              -----------


The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, REPORTING COMPREHENSIVE INCOME.

                               NTS-PROPERTIES VI,
                         A MARYLAND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                 1998                 1997             1996
                                                                             -------------        -------------       -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $   457,731          $   107,113         $   227,054
Adjustments to reconcile net income to net cash
provided by operating activities:
  Accrued interest on investment securities                                         11,426              (4,048)               7,498
  Amortization of capitalized leasing costs                                             --                2,244                  --
  Write-off of unamortized land improvements
   and amenities                                                                    65,060                   --                  --
  Write-off unamortized loan costs                                                      --               98,544                  --
  Depreciation and amortization                                                  1,802,341            1,910,785           1,917,867
  Changes in assets and liabilities:
   Cash and equivalents - restricted                                                 6,491              141,609            (30,047)
   Accounts receivable                                                            (14,322)               25,242              22,035
   Other assets                                                                   (47,168)                2,121              23,436
   Accounts payable                                                                 50,114            (154,003)              43,389
   Security deposits                                                              (14,707)             (13,313)              15,627
   Other liabilities                                                               19,695               15,249              30,964
                                                                               -----------          -----------         ----------

  Net cash provided by operating activities                                     2,336,661            2,131,543           2,257,823
                                                                               -----------          -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                                                     (2,698,651)            (114,598)           (103,508)
Purchase of investment securities                                              (1,004,314)          (3,931,387)         (3,344,984)
Maturity of investment securities                                               2,555,701            3,457,889           3,403,575
                                                                               -----------          -----------         ----------

  Net cash used in investing activities                                        (1,147,264)            (588,096)            (44,917)
                                                                              ------------          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable                                        (1,010,041)         (27,730,493)           (249,988)
Proceeds from mortgage loans and note payable                                    1,256,658           27,200,000                  --
Cash distributions                                                               (631,736)            (865,252)           (917,829)
Repurchase of limited partnership Units                                          (698,950)             (41,500)         (1,120,750)
Additions to loan costs                                                           (74,377)            (211,352)            (92,720)
Cash and equivalents - restricted                                                  54,980             (258,500)            415,370
                                                                               -----------          -----------         ----------

  Net cash used in financing activities                                        (1,103,466)          (1,907,097)         (1,965,917)
                                                                               -----------          -----------         -----------

  Net increase (decrease) in cash and
   equivalents                                                                      85,931            (363,650)             246,989

CASH AND EQUIVALENTS, beginning of year                                           276,891              640,541             393,552
                                                                               -----------          -----------         ----------

CASH AND EQUIVALENTS, end of year                                             $   362,822          $   276,891         $   640,541
                                                                               -----------          -----------         ----------
                                                                               -----------          -----------         ----------
Interest paid on a cash basis                                                 $ 1,965,603          $ 2,284,228         $ 2,346,643
                                                                               -----------          -----------         ----------
                                                                               -----------          -----------         ----------

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,

                         A MARYLAND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.     SIGNIFICANT ACCOUNTING POLICIES

       A)    ORGANIZATION

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

             - Sabal Park Apartments, a 162-unit luxury apartment complex in Orlando, Florida

             - Park Place Apartments Phase I, a 180-unit luxury apartment complex in Lexington, Kentucky

             - Willow Lake Apartments, a 207-unit luxury apartment complex in Indianapolis, Indiana

             - A 96% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida

             - A 95% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet located in Louisville, Kentucky

             The Partnership also owns approximately 15 acres of land in Lexington, Kentucky upon which 152 apartment units are currently being constructed (Park Place Apartments Phase III). See Note 10 Commitments and Contingencies for further information.

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

       C)    ALLOCATION OF NET INCOME (LOSS) AND CASH DISTRIBUTIONS -
             CONTINUED

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

             A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:


                                                    1998                1997               1996
                                                 ----------          ----------         -------

Net income                                        $ 457,731           $ 107,113          $ 227,054

Items handled differently for tax purposes:
  Depreciation and
   amortization                                   (117,115)            (86,287)          (139,371)
  Retirement of fixed
   assets                                            15,420                --                  --
  Capitalized leasing
   costs                                             51,951              34,898             34,134
  Write-off of unamortized
   tenant improvements                                 --                  --             (11,476)
  Rental income                                      9,664              37,172             47,278
                                                  ---------           ---------          --------

Taxable income                                   $ 417,651            $ 92,896          $ 157,619
                                                  ---------           ---------          --------
                                                  ---------           ---------          --------


       E)    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

             Proportionate consolidation is utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, is not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from the use of proportionate consolidation provides a meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership's operations.

       G)    CASH AND EQUIVALENTS - RESTRICTED

             Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements, funds reserved by the Partnership for the repurchase of limited partnership Units (December 31, 1997) and funds reserved by the Partnership for the purchase of limited partnership Units under the Tender Offer (December 31, 1998 - see
             Note 6).

       H)    INVESTMENT SECURITIES

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1998, 1997 and 1996, the Partnership sold no investment securities.

             As of December 31, 1998, the Partnership held no investment securities with initial maturities greater than three months.

             The following provides details regarding the investments held at December 31, 1997:

                                                   Amortized      Maturity        Value At
Type                                                Costs           Date          Maturity
----                                              ----------      --------       ----------
Certificate of Deposit                            $  222,741       02/03/98      $  223,805
Certificate of Deposit                               205,392       02/12/98         206,654
Certificate of Deposit                               101,154       03/02/98         102,042
Certificate of Deposit                               101,246       03/12/98         102,272
Certificate of Deposit                               205,082       03/27/98         207,639
Certificate of Deposit                               125,678       03/30/98         127,336
Certificate of Deposit                               150,226       03/30/98         152,215
Certificate of Deposit                               150,226       04/06/98         152,373
Certificate of Deposit                               100,151       04/15/98         101,718
Certificate of Deposit                               100,151       04/30/98         101,944
Certificate of Deposit                               100,766       05/08/98         102,569
                                                 ------------                    -----------

Deposit
                                                  $1,562,813                                 $1,580,567
                                                 ------------                                -----------
                                                 ------------                                -----------


     I)      BASIS OF PROPERTY AND DEPRECIATION

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

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1998, 1997 and 1996 did not result in an impairment loss.

     J)      RENTAL INCOME AND DEFERRED LEASING COMMISSIONS

             Certain of the Partnership's lease agreements at Plainview Point III Office Center are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $42,584 and $75,984 at December 31, 1998 and 1997, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

     K)      ADVERTISING

             The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1998, 1997 and 1996.

     L)      STATEMENTS OF CASH FLOWS

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

     A)      NTS SABAL GOLF VILLAS JOINT VENTURE

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

     A)      NTS SABAL GOLF VILLAS JOINT VENTURE - CONTINUED

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

             The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 96% at December 31, 1998. The Partnership's share of the joint venture's revenues was $2,926,168
             (1998), $2,747,335 (1997) and $2,801,744 (1996). The Partnership's
             share of the joint venture's expenses was $1,899,120 (1998), $1,781,475 (1997) and $1,777,844 (1996).

     B)      PLAINVIEW POINT III JOINT VENTURE

             In 1987, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop and construct an approximately 62,000 square foot office building located in Louisville, Kentucky known as Plainview Point III Office Center.

             NTS-Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. The Partnership contributed the construction and carrying costs of the complex. The Partnership made contributions of approximately $4,100,000 million for construction and carrying costs and retired the $550,000 note payable in 1987, which increased the Partnership's percentage interest in the joint venture. The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 95% at December 31, 1998. The Partnership's share of the joint venture's revenues was $781,388 (1998), $737,948 (1997) and $729,647 (1996).
             The Partnership's share of the joint venture's expenses was $848,332 (1998), $805,215 (1997) and $761,600 (1996).

4.    LAND, BUILDINGS AND AMENITIES

      The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:


                                                             1998                  1997
                                                             ------                -----

Land and improvements                                     $14,899,011           $14,863,568
Buildings, improvements and
  amenities                                                46,859,125            46,659,837
                                                           ----------            ----------

                                                           61,758,136            61,523,405
Less accumulated depreciation                              24,369,499            22,862,493
                                                           ----------            ----------

                                                          $37,388,637           $38,660,912
                                                           ----------            ----------
                                                           ----------            ----------

5.    INTEREST REPURCHASE RESERVE

      Pursuant to Section 61.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $400,000, $300,000 and
      $705,380, respectively, to the reserve. Through December 31, 1998, the Partnership has repurchased a total of 6,846 Units for $1,861,200 at a price ranging from $250 to $350 per unit. The Offering price per unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

6.    TENDER OFFER

      On October 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,250 of the Partnership's limited Partnership Units at a price of $350 per Unit as of the date of the Offering. Although the Partnership and ORIG, LLC believes that this price is appropriate, the price of $350 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $499,500 ($437,500 to purchase 1,250 Units plus approximately $62,000 for expenses associated with the Offer) is required to purchase all 1,250 Units. The Offer stated that the Partnership will purchase the first 750 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 750 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,250 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,250. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VI, does not intend to participate in the Tender Offer.

      Under the terms of the Offer, the Offer expired on January 18, 1999. As of that date, a total of 2,103 Units were tendered pursuant to the Offer. The Offerors exercised their right under the terms of the Offer to purchase more than 1,250 Units and all 2,103 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 750 Units and ORIG, LLC purchased 1,353 Units.

7.    MORTGAGES PAYABLE

      Mortgages payable as of December 31 consist of the following:


                                                                      1998                 1997
                                                                    ------               -----
Mortgage payable with an insurance
company bearing interest at 7.43%, due May
14, 2009 secured by certain land, buildings and
amenities                                                        $ 8,220,270          $ 8,724,588

Mortgage payable with an insurance
company bearing interest at 7.32%, due October
15, 2012 secured by certain land, buildings and
amenities                                                          8,120,331            8,447,975

Mortgage payable with an insurance company
bearing interest at 7.74%, due
October 15, 2012 secured by certain land,
buildings and amenities                                            6,151,658            5,000,000

Mortgage payable with an insurance
company bearing interest at 7.38%,
due December 5, 2012 secured by
certain land, buildings and
amenities                                                          2,713,152            2,820,000


                                    (Continued on next page)


                                                                     1998                 1997
                                                                    ------               -----

Mortgage payable with an insurance company
 bearing interest at 7.38%, due
December 5, 2012 secured by certain land,
 buildings and amenities.                                        $ 1,808,769          $ 1,880,000

Note payable to a bank, bearing interest
 at the Prime Rate + 1%, due June 14,
2001 secured by certain
land, buildings and amenities                                        105,000               --
                                                                  ----------           ----------
                                                                 $27,119,180          $26,872,563
                                                                  ----------           ----------
                                                                  ----------           ----------


      The mortgages and note are payable in aggregate monthly installments of $275,987 which includes principal, interest, property taxes and insurance.

      Scheduled maturities of debt are as follows:


      For The Years Ended December 31,                                        Amount
      --------------------------------                                        ------
                             1999                                         $ 1,113,466
                             2000                                           1,316,104
                             2001                                           1,441,594
                             2002                                           1,524,079
                             2003                                           1,641,171
                          Thereafter                                       20,082,766
                                                                          -----------
                                                                          $27,119,180
                                                                          -----------
                                                                          -----------


      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt approximates fair market value.

      The mortgage payable with an outstanding balance of $6,151,658 as of December 31, 1998 has an additional availability of $6,048,342. The proceeds will be used to fund the construction of Park Place Apartments Phase III. See Note 10 Commitments and Contingencies for further information.

      The 1997 write-off of unamortized loan costs (treated as an extraordinary item) relates to loan costs associated with the Golf Brook, Park Place Phase I, Willow Lake and Sabal Park Apartments mortgages payable. The unamortized loan costs were expensed due to the fact that the mortgages were retired in 1997 prior to their scheduled maturities - August 1, 1997, October 5, 2002, November 1, 1997 and January 5, 2003, respectively - as a result of new financing obtained during 1997.

8.    RENTAL INCOME UNDER OPERATING LEASES

      The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1998:


      For The Years Ended December 31,                              Amount

                   1999                                         $   666,634
                   2000                                             613,500
                   2001                                             349,816
                   2002                                             203,902
                   2003                                             203,902
                Thereafter                                           16,992
                                                                -----------
                                                                $ 2,054,746
                                                                -----------
                                                                -----------


9.    RELATED PARTY TRANSACTIONS

      Pursuant to an agreement with the Partnership, property management fees of $494,494 (1998), $480,335 (1997) and $485,250 (1996)were paid to NTS
      Development Company, an affiliate of the General Partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $10,902
      (1998), $252 (1997) and $862 (1996) as a repair and maintenance fee and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                              1998             1997             1996
                                           ----------       ----------       -------

Administrative                             $  304,187       $  359,864       $  258,101
Property manager                              943,598          838,536          792,366
Leasing                                       215,328          191,370          212,358
Construction manager                          225,759             --               --
Other                                          67,885           66,876            4,471
                                            ---------        ---------        ---------

                                           $1,756,757       $1,456,646       $1,267,296
                                            ---------        ---------        ---------
                                            ---------        ---------        ---------


10. COMMITMENTS AND CONTINGENCIES

      The Partnership began construction of Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by loan proceeds of $7,200,000 from a mortgage loan obtained during 1997 and cash reserves. Through December 31, 1998, approximately $2,600,000 of the cost had been incurred.

      Construction in progress on the December 31, 1998 Balance Sheet relates to Park Place Apartments Phase III. Included in the cost of approximately $4,400,000 is approximately $1,700,000 of land cost, capitalized interest, common area costs and amenity costs which were allocated at the time Phase I and II were originally constructed. These allocated costs had previously been shown on the Partnership's Balance Sheet as Asset Held for Development.

      The Partnership also plans to renovate the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $400,000. The Partnership plans to fund the renovations with short-term financing in the amount of $2,000,000 which will be secured by Plainview Point Office Center Phase III which is currently free and clear of any debt. The remaining proceeds will be used to fund a portion of the Partnership's 1999 operating costs and other possible renovations at the Partnership's properties. It is expected that any such borrowing will be readily facilitated. However, there is no assurance that financing will be obtained when needed, or that any financing will be on favorable terms.

11.   SEGMENT REPORTING

      The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision maker is the General Partner.

      The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to apartment complexes known as Willow Lake, Park Place Phase I, Sabal Park and Golf Brook. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Plainview Point III Office Center.

      The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                                                            1998
                                    Residential          Commercial              Total
                                    -----------         -----------           -----------
Rental income                       $ 8,915,533         $   780,052           $ 9,695,585
Other income                             30,307               1,336                31,643
                                     ----------          ----------            ----------

Total net revenues                  $ 8,945,840         $   781,388           $ 9,727,228
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Operating expenses                  $ 3,471,402         $   328,661           $ 3,800,063
Write-off of
unamortized building
improvements                             64,617                 443                65,060
Management fees                         448,081              46,413               494,494
Real estate taxes                       782,331              33,091               815,422
Professional and
administrative                            --                285,120               285,120
Depreciation expense                  1,525,398             154,604             1,680,002
                                     ----------          ----------            ----------

Net income (loss)                   $ 2,654,011         $   (66,944)          $ 2,587,067
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Land, buildings and
amenities, net                      $34,655,676         $  2,713,900          $37,369,576
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------
Expenditures for
land, buildings and
amenities                           $   508,775         $    141,520          $   650,295
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Segment liabilities                 $   345,753         $    514,576          $   860,329
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------



                                                            1997
                                    Residential          Commercial              Total
                                    -----------         -----------           -----------
Rental income                       $ 8,756,996         $   736,638           $ 9,493,634
Other income                             25,800               1,310                27,110
                                     ----------          ----------            ----------

Total net revenues                  $ 8,782,796         $   737,948           $ 9,520,744
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Operating expenses                  $ 3,316,160         $   270,749           $ 3,586,909
Management fees                         434,236              46,099               480,335
Real estate taxes                       746,094              33,120               779,214
Professional and
administrative                            --                299,376               299,376
Depreciation expense                  1,576,344             155,872             1,732,216
                                     ----------          ----------            ----------

Net income (loss)                   $ 2,709,962         $   (67,268)          $ 2,642,694
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Land, buildings and
amenities, net                      $35,809,570         $ 2,851,342           $38,660,912
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------
Expenditures for
land, buildings and
amenities                           $    13,296         $     4,519           $    17,815
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Segment liabilities                 $   310,291         $   373,574           $   683,865
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------



                                                            1996
                                     Residential          Commercial              Total
                                     -----------         ----------             ---------
Rental income                       $ 8,814,581         $   726,730           $ 9,541,311
Other income                             30,968               2,917                33,885
                                     ----------          ----------             ---------

Total net revenues                  $ 8,845,549         $   729,647           $ 9,575,196
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Operating expenses                  $ 3,328,336         $   245,719           $ 3,574,055
Management fees                         439,807              45,443               485,250
Real estate taxes                       738,684              33,268               771,952
Professional and
administrative                            --                280,368               280,368
Depreciation expense                  1,574,270             156,800             1,731,070
                                     ----------          ----------            ----------

Net income (loss)                   $ 2,764,452         $   (31,951)          $ 2,732,501
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Land, buildings and
amenities, net                      $37,428,632         $ 3,008,152           $40,436,784
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------
Expenditures for
land, buildings and
amenities                           $    22,178         $    81,330           $   103,508
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

Segment liabilities                 $   359,196         $   335,244           $   694,440
                                     ----------          ----------            ----------
                                     ----------          ----------            ----------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:



                                                                   1998                  1997                  1996
                                                                   ----                  ----                  ----
NET REVENUES
 Total revenues for reportable segments                        $ 9,727,228           $ 9,520,744           $ 9,575,196
 Other income at Partnership level                                 108,268                87,529                95,065
                                                               -----------           -----------           ----------

Total consolidated net revenues                                $ 9,835,496           $ 9,608,273           $ 9,670,261
                                                               -----------           -----------           ----------
                                                               -----------           -----------           ----------

PROFESSIONAL AND ADMINISTRATIVE
 Total professional and administrative
  for reportable segments                                      $   285,120           $   299,376           $   280,368
 Professional and administrative for
  Partnership level                                                153,132               151,629                69,184
                                                               -----------           -----------           ----------

Total professional and administrative                          $   438,252           $   451,005           $   349,552
                                                               -----------           -----------           ----------
                                                               -----------           -----------           ----------

DEPRECIATION AND AMORTIZATION
 Total depreciations and amortization
  for reportable segments                                      $ 1,680,002           $ 1,732,216           $ 1,731,070
 Depreciation and amortization for
  Partnership level                                                122,339               178,569               186,797
                                                               -----------           -----------           ----------

Total depreciation and amortization                            $ 1,802,341           $ 1,910,785           $ 1,917,867
                                                               -----------           -----------           ----------
                                                               -----------           -----------           ----------


NET INCOME (LOSS)
 Total net income (loss) for reportable
  segments                                                     $ 2,587,067           $ 2,642,694           $ 2,732,501
 Net income (loss) for Partnership                              (2,129,336)           (2,535,581)           (2,505,447)
                                                               -----------           -----------           -----------

Total net income (loss)                                        $   457,731           $   107,113           $   227,054
                                                               -----------           -----------           ----------
                                                               -----------           -----------           ----------

LAND, BUILDINGS AND AMENITIES
 Total land, buildings and amenities                           $37,369,576           $38,660,912           $40,436,784
  for reportable segments
 Partnership level                                                  19,061                --                    --
                                                                ----------            -----------           ------

Total land, buildings and amenities                            $37,388,637           $38,660,912           $40,436,784
                                                               -----------           -----------           ----------
                                                               -----------           -----------           ----------

EXPENDITURES
 Total expenditures for land, buildings
  and amenities for reportable                                 $   650,295           $    17,815           $   103,508
  segments
 Expenditures for land, buildings and                               19,061                 --                    --
  amenities for Partnership level
 Construction in progress at
  Partnership level                                              2,029,295                96,783                 --
                                                                -----------           -----------           ----------

Total expenditures                                             $ 2,698,651           $   114,598           $   103,508
                                                               -----------           -----------           ----------
                                                               -----------           -----------           ----------


LIABILITIES
 Total liabilities for reportable
 segments                                                      $   860,329           $   683,865           $   694,440
 Liabilities for Partnership (1)                                27,377,488            26,902,391            27,577,376
                                                               -----------           -----------           ----------

Total liabilities                                              $28,237,817           $27,586,256           $28,271,816
                                                               -----------           -----------           ----------
                                                               -----------           -----------           ----------


(1) These amounts primarily represent the mortgages held by the partnership secured by the assets of the operating segments.

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

The General Partners of NTS-Properties Associates VI are as follows:

J. D. NICHOLS

Mr. Nichols (age 57) is the managing General Partner of NTS-Properties Associates VI and Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

RICHARD L. GOOD

Mr. Good, (age 59) Vice Chairman of NTS Corporation and of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS CAPITAL CORPORATION

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard
L. Good and Brian F. Lavin.

BRIAN F. LAVIN

Mr. Lavin (age 45) President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement with the Partnership, property management fees of $494,494 (1998), $480,335 (1997), and $485,250 (1996)were paid to NTS
Development Company, an affiliate of the General Partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $10,902 (1998), $252 (1997), and $862 (1996) as a repair and maintenance fee and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses
- affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

The charges were as follows:


                                              1998             1997             1996
                                           ----------       ----------       -------

Administrative                             $  304,187       $  359,864       $  258,101
Property manager                              943,598          838,536          792,366
Leasing                                       215,328          191,370          212,358
Construction manager                          225,759              --               --
Other                                          67,885           66,876            4,471
                                            ---------        ---------        ---------

                                           $1,756,757       $1,456,646       $1,267,296
                                            ---------        ---------        ---------
                                            ---------        ---------        ---------



There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1998, 1997 and 1996 together with the report of Arthur Andersen LLP, dated March 12, 1999, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules


        Schedules:                                                                              Page No.
                                                                                                --------

        III-Real Estate and Accumulated Depreciation                                             44-46


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

        None.

                                NTS-PROPERTIES VI

                         A MARYLAND LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998


                                                                                            Park Place
                                                                   Sabal Park               Apartments              Willow Lake
                                                                   Apartments                Phase I                Apartments
                                                                   ----------               ----------              -----------

Encumbrances                                                          (A)                      (B)                      (B)

Initial cost to partnership:
  Land                                                            $ 3,063,046              $ 2,320,938              $ 3,770,328
  Buildings and improvements                                        8,417,719                9,630,935               12,616,655
Cost capitalized subsequent to
 acquisition
  Improvements                                                        169,582                  (14,643)                 242,580
Gross amount at which carried
 December 31, 1998:(C)
  Land                                                            $ 3,083,693              $ 2,342,601              $ 3,770,328
  Buildings and improvements                                        8,566,654                9,594,629               12,859,235
                                                                  -----------              -----------              -----------

  Total                                                          $ 11,650,347             $ 11,937,230             $ 16,629,563
                                                                  -----------              -----------              -----------
                                                                  -----------              -----------              -----------

Accumulated depreciation                                          $ 5,024,085              $ 4,686,488              $ 6,332,553
                                                                  -----------              -----------              -----------
                                                                  -----------              -----------              -----------

Date of construction                                                 06/84                    04/84                    03/85

Date Acquired                                                         N/A                      N/A                      N/A
Life at which depreciation in
 latest income statement is
 computed                                                             (D)                      (D)                      (D)


(A)     First mortgages held by two insurance companies.
(B)     First mortgage held by
        an insurance company.
(C) Aggregate cost of real estate for tax purposes is $62,224,492.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

                                NTS-PROPERTIES VI

                         A MARYLAND LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998





                                                                          Plainview
                                               Golf Brook                Point III                  Total
                                               Apartments              Office Center             Pages 44-45
                                               ----------              -------------             -----------
Encumbrances                                        (A)                      (B)
Initial cost to partnership:
  Land                                         $  4,384,363             $  1,268,339             $ 14,807,014
  Buildings and improvements                     12,302,319                2,270,729               45,238,357

Cost capitalized subsequent to
 acquisition
  Improvements                                      158,199                1,137,986                1,693,704
Gross amount at which carried
 December 31, 1998:
  Land                                         $  4,417,429             $  1,284,960             $ 14,899,011
  Buildings and improvements                     12,427,452                3,392,094               46,840,064
                                               ------------             ------------             ------------

  Total                                        $ 16,844,881             $  4,677,054             $ 61,739,075 (D)
                                               ------------             ------------             ------------
                                               ------------             ------------             ------------

Accumulated depreciation                      $  6,363,219             $  1,963,154             $ 24,369,499
                                               ------------             ------------             -----------
                                               ------------             ------------             -----------

Date of construction                                  05/88                    01/88

Date Acquired                                           N/A                      N/A

Life at which depreciation in
 latest income statement is
 computed                                               (C)                      (C)


(A)     First mortgage held by an insurance company. (B) None.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.
(D) Reconciliation net of accumulated depreciation to consolidated financial statements:


Total Gross Costs at December 31, 1998                                     $ 61,739,075
 Additions to Partnership for computer hardware
  and software in 1998                                                           19,061
                                                                            -----------

Balance at December 31, 1998                                                 61,758,136
 Less accumulated depreciation                                              (24,369,499)

Land, buildings and amenities, net as of
 December 31, 1998                                                         $ 37,388,637
                                                                           ------------
                                                                           ------------

                               NTS-PROPERTIES VI,

                         A MARYLAND LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                           Real              Accumulated
                                                                          Estate             Depreciation
                                                                        -----------           -----------
Balances at December 31, 1995                                           $61,545,265           $19,348,993

Additions during period:
 Improvements (a)                                                            39,297                    --
 Depreciation (b)                                                                --             1,797,649

Deductions during period:
 Retirements                                                               (73,036)              (71,900)
                                                                        -----------           -----------

Balances at December 31, 1996                                            61,511,526            21,074,742

Additions during period:
 Improvements (a)                                                            18,912                    --
 Depreciation (b)                                                                --             1,794,784

Deductions during period:
 Retirements                                                                (7,033)               (7,033)
                                                                        -----------           -----------

Balances at December 31, 1997                                            61,523,405            22,862,493

Additions during period:
 Improvements (a)                                                           535,362                    --
 Depreciation (b)                                                                --             1,742,549

Deductions during period:
 Retirements                                                              (300,631)             (235,543)
                                                                        -----------           -----------

Balances at December 31, 1998                                          $61,758,136           $24,369,499
                                                                       -----------           -----------
                                                                       -----------           -----------


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

                                   NTS-PROPERTIES VI, A MARYLAND LIMITED
                                   PARTNERSHIP
                                                 (Registrant)

                                   BY:   NTS-Properties Associates VI,
                                         General Partner
                                         BY:  NTS Capital Corporation,
                                              General Partner



                                               /s/ Brian F. Lavin
                                               -----------------------
                                                   Brian F. Lavin
                                                   President


Date: March 31, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.


              Signature                                   Title
              ---------                                   -----

/s/ J. D. Nichols                                         General Partner of NTS-Properties
-------------------------------------                     Associates VI and Chairman of the
J. D. Nichols                                             Board and Sole Director of NTS
                                                          Capital Corporation


/s/Richard L. Good                                        General Partner of NTS-Properties
-------------------------------------                     Associates VI and Vice Chairman of
Richard L. Good                                           NTS Capital Corporation


/s/ Brian F. Lavin                                        President and Chief Operating Officer
-------------------------------------                     of NTS Capital Corporation
Brian F. Lavin                                            (acting Chief Financial Officer)


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.