Form 10-Q
period 1999-03-31
NTS PROPERTIES VI/MD
filed 1999-05-17
CIK 765232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

Commission File Number                   0-14695
                       ---------------------------------------------------

              NTS-PROPERTIES VI, a Maryland Limited Partnership
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Maryland                                      61-1066060
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
    Louisville, Kentucky                                   40223
---------------------------------           ------------------------------------
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number,
including area code                                    (502) 426-4800
                                            ------------------------------------

                              Not Applicable
--------------------------------------------------------------------------------
           Former name, former address and former fiscal year,
                       if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES  X         NO
                                                              ---           ---

Exhibit Index: See page 20
Total Pages: 21

                                TABLE OF CONTENTS
                                -----------------

                                                                       Pages
                                                                       -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1999 and December 31, 1998                   3

            Statements of Operations
              For the three months ended March 31, 1999 and 1998           4

            Statements of Cash Flows
              For the three months ended March 31, 1999 and 1998           5

            Notes To Financial Statements                               6-11

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      12-19


                                     PART II

1.     Legal Proceedings                                                  20
2.     Changes in Securities                                              20
3.     Defaults upon Senior Securities                                    20
4.     Submission of Matters to a Vote of Security Holders                20
5.     Other Information                                                  20
6.     Exhibits and Reports on Form 8-K                                   20

Signatures                                                                21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership
                         ------------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                                     As of               As of
                                                 March 31, 1999    December 31, 1998*
                                                 --------------    ------------------
ASSETS
------
Cash and equivalents                              $   563,563        $   362,822
Cash and equivalents - restricted                     403,803            446,097
Accounts receivable                                   117,912            125,474
Land, buildings and amenities, net                 37,096,288         37,388,637
Construction in progress                            5,679,350          4,363,046
Other assets                                          538,219            493,329
                                                  -----------        -----------
                                                  $44,399,135        $43,179,405
                                                  ===========        ===========
LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                 $28,099,442        $27,119,180
Accounts payable - operations                         631,932            245,279
Accounts payable - construction                       500,208            319,757
Retainage payable                                     188,011            141,280
Distributions payable                                 100,604            102,497
Security deposits                                     223,458            222,794
Other liabilities                                     259,684             87,030
                                                  -----------        -----------
                                                   30,003,339         28,237,817

Commitments and contingencies (Note 8)
Partners' equity                                   14,395,796         14,941,588
                                                  -----------        -----------
                                                  $44,399,135        $43,179,405
                                                  ===========        ===========


                                      Limited          General
                                      Partners         Partner          Total
                                      --------         -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 40,518,631    $        100    $ 40,518,731
Net income (loss)- prior years      (11,749,141)        (70,288)    (11,819,429)
Net income (loss)- current year        (180,864)         (1,827)       (182,691)
Cash distributions declared to
 date                               (11,709,469)       (118,277)    (11,827,746)
Repurchase of limited
 partnership units                   (2,293,069)           --        (2,293,069)
                                   ------------    ------------    ------------
Balances at March 31, 1999         $ 14,586,088    $   (190,292)   $ 14,395,796
                                   ============    ============    ============

* Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the Commission on March 31, 1999.

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                      1999                 1998
                                                  -----------         -----------
Revenues:
 Rental income                                    $ 2,351,348         $ 2,386,677
 Interest and other income                             11,574              34,507
                                                  -----------         -----------
                                                    2,362,922           2,421,184
Expenses:
 Operating expenses                                   822,612             553,311
 Operating expenses - affiliated                      342,424             308,392
 Write-off of unamortized land
  improvements and amenities                           16,042                  --
 Interest expense                                     472,309             492,197
 Management fees                                      120,119             118,450
 Real estate taxes                                    203,311             199,915
 Professional and administrative expenses              57,351              29,849
 Professional and administrative expenses
  - affiliated                                         59,660              68,565
 Depreciation and amortization                        451,785             450,282
                                                  -----------         -----------
                                                    2,545,613           2,220,961
                                                  -----------         -----------
Net income (loss)                                 $  (182,691)        $   200,223
                                                  ===========         ===========
Net income (loss) allocated to the limited
 partners                                         $  (180,864)        $   198,221
                                                  ===========         ===========
Net income (loss) per limited partnership
 unit                                             $     (4.52)        $      4.68
                                                  ===========         ===========
Weighted average number of limited
 partnership units                                     40,037              42,365
                                                  ===========         ===========

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                 1999               1998
                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $  (182,691)        $   200,223
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Accrued interest on investment securities                           --                 203
  Amortization of capitalized leasing costs                          673                  --
  Write-off of unamortized land improvements and
   amenities                                                      16,042                  --
  Depreciation and amortization                                  451,785             450,282
  Changes in assets and liabilities:
   Cash and equivalents - restricted                             (45,206)            (47,462)
   Accounts receivable                                             7,562             (34,535)
   Other assets                                                  (52,778)            (13,218)
   Accounts payable                                              386,653               9,219
   Security deposits                                                 664               3,003
   Other liabilities                                             172,654             204,779
                                                             -----------         -----------
  Net cash provided by operating activities                      755,358             772,494
                                                             -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                    (1,468,522)           (178,111)
Construction payables                                            227,182                  --
Purchase of investment securities                                     --            (804,314)
Maturity of investment securities                                     --           1,101,385
                                                             -----------         -----------
  Net cash provided by (used in) investing activities         (1,241,340)            118,960
                                                             -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loans and notes payable                 1,261,741                  --
Principal payments on mortgages payable                         (281,479)           (249,803)
Cash distributions                                              (102,497)           (213,687)
Repurchase of limited partnership units                         (262,500)           (157,200)
Additions to loan costs                                          (16,042)            (10,802)
Cash and equivalents - restricted                                 87,500             157,200
                                                             -----------         -----------
  Net cash provided by (used in) financing activities            686,723            (474,292)
                                                             -----------         -----------
  Net increase in cash and equivalents                           200,741             417,162
CASH AND EQUIVALENTS, beginning of period                        362,822             276,891
                                                             -----------         -----------
CASH AND EQUIVALENTS, end of period                          $   563,563         $   694,053
                                                             ===========         ===========
Interest paid on a cash basis                                $   475,138         $   492,087
                                                             ===========         ===========

                               NTS-PROPERTIES VI,
                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements and schedules included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Securities Exchange Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1999 and 1998.

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

       Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the three months ended March 31, 1999 and 1998 did not result in an impairment loss.

3.     Concentration of Credit Risk
       ----------------------------

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

4.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership sold no securities during the three months ended March 31, 1999 and the twelve months ended December 31, 1998. The Partnership held no securities at March 31, 1999 or at December 31, 1998.

5. Mortgages Payable
   -----------------

   Mortgages payable consist of the following:

                                                  March 31,         December 31,
                                                    1999                1998
                                                  ---------         ------------
Mortgage payable with an insurance
company bearing interest at 7.43%, due May
14, 2009 secured by certain land,
buildings and amenities                           $ 8,086,221        $ 8,220,270

Mortgage payable with an insurance
company bearing interest at 7.32%, due
October 15, 2012 secured by certain
land, buildings and amenities                       8,032,631          8,120,331

Mortgage payable with an insurance
company bearing interest at 7.74%, due
October 15, 2012 secured by certain
land, buildings and amenities                       6,913,400          6,151,658

Mortgage payable with an insurance
company bearing interest at 7.38%, due
December 5, 2012 secured by certain
land, buildings and amenities                       2,685,189          2,713,152

Mortgage payable with an insurance
company bearing interest at 7.38%, due
December 5, 2012 secured by certain
land, buildings and amenities                       1,790,126          1,808,769

Note payable to a bank, currently
bearing interest at the Euro-Rate plus
225 basis points, due June 30, 1999
secured by certain land, buildings and                500,000             --
amenities. At March 31, 1999, the
interest rate was approximately 7.19%

Note payable to a bank, bearing
interest at the Prime Rate + 1%, due
June 14, 2001 secured by certain land,
buildings and amenities. At March 31,             $    91,875        $   105,000
1999, the interest rate was 8.75%                 -----------        -----------
                                                  $28,099,442        $27,119,180
                                                  ===========        ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

     The mortgage payable with an outstanding balance of $6,913,400 as of March 31, 1999 has an additional availability of $5,286,600. The proceeds will be used to fund the construction of Park Place Apartments Phase III. See
     Note 8 Commitments and Contingencies for further information.

     As of March 31, 1999, the Partnership has obtained a mortgage loan from a bank in the amount of $500,000. A portion of the proceeds were used to pay tenant finish costs at Plainview Point III Office Center. The remaining proceeds were used to make equity contributions to Park Place Apartments Phase III in accordance with the loan agreement with the mortgage company. The mortgage payable is secured by the land, buildings and amenities of Plainview Point III Office Center. The mortgage bears interest at the Euro-Rate plus 225 basis points and matures on June 30, 1999. See Note 10 Subsequent Events for additional information regarding this mortgage payable.


6.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. As of March 31, 1999, the Partnership has repurchased a total of 7,596 Units for $2,123,700 at a price ranging from $250 to $350 per unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

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

     The Partnership and ORIG, LLC, an affiliate of the Partnership, are planning a second Tender Offer in order to purchase up to 1,000 of the Partnership's limited Partnership Units at a price of $350 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $350 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $378,000 ($350,000 to purchase 1,000 Units plus approximately $28,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The Partnership will purchase the first 500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS Properties Associates VI, does not intend to participate in the Tender Offer. Further information regarding the proposed Tender Offer, such as the duration of the Offer, will be available at a later date.

7.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $120,119 and $118,450 for the three months ended March 31, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership incurred $8,092 in repair and maintenance fees during the three months ended March 31, 1999. The Partnership did not incur repair and maintenance fees during the three months ended March 31, 1998. The Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                        1999            1998
                                      --------        --------
          Administrative              $ 72,777        $ 82,202
          Property manager             257,307         239,035
          Leasing                       76,259          54,535
          Construction manager         128,245          32,880
          Other                          8,926          11,986
                                      --------        --------
                                      $543,514        $420,638
                                      ========        ========

8.   Commitments and Contingencies
     -----------------------------

     The Partnership began the construction of Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by the remaining loan proceeds of $7,200,000 from a mortgage loan obtained during 1997 and cash reserves. Through March 31, 1999, approximately $3,800,000 of the cost had been incurred.

     Construction in progress on the March 31, 1999 Balance Sheet primarily relates to Park Place Apartments Phase III. Included in the cost of approximately $5,700,000 is approximately $1,700,000 of land costs, capitalized interest, common area costs and amenity costs which were allocated at the time Phases I and II were originally constructed. These allocated costs had previously been shown on the Partnership's Balance Sheet as Asset Held for Development. Approximately $200,000 of the total construction in progress costs, are related to tenant finish costs at the Plainview Point III Office Center.

     The Partnership also plans to renovate the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $400,000. The Partnership plans to fund the renovations with short-term financing in the amount of $2,000,000 which will be secured by Plainview Point III Office Center. The remaining proceeds will be used to fund a portion of the Partnership's 1999 operating costs and other possible renovations at the Partnership's properties.

9.   Segment Reporting
     -----------------

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

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

                                                          THREE MONTHS ENDED MARCH 31, 1999

                                            Residential               Commercial                Total
                                            -----------               ----------                -----
Rental income                                $ 2,171,583             $   179,765             $ 2,351,348
Other income                                      10,673                     312                  10,985
                                              ----------              ----------              ----------
Total net revenues                           $ 2,182,256             $   180,077             $ 2,362,333
                                              ==========              ==========              -=========
Operating expenses                             1,081,892                  82,470               1,164,362

Write-off of unamortized
 building improvements                            16,042                   --                     16,042
Amortization of Capitalized
 Leasing Costs                                     --                        673                     673
Management Fees                                  107,389                  12,730                 120,119
Real Estate Taxes                                195,037                   8,274                 203,311
Depreciation expense                             382,816                  37,174                 419,990
                                              ----------              ----------              ----------
Net income (loss)                            $   399,080             $    38,756             $   437,836
                                              ==========              ===========             ==========



                                                           THREE MONTHS ENDED MARCH 31, 1998

                                             Residential             Commercial                Total
                                             -----------             ----------                -----
Rental income                                $ 2,149,187             $   237,490             $ 2,386,677
Other income                                       3,774                     327                   4,101
                                              ----------              ----------              ----------
Total net revenues                           $ 2,152,961             $   237,817             $ 2,390,778
                                              ==========              ==========              -=========
Operating expenses                               782,786                  78,245                 861,031
Amortization of Capitalized
 Leasing Costs                                     --                        673                     673
Management Fees                                  107,093                  11,357                 118,450
Real Estate Taxes                                191,632                   8,283                 199,915
Depreciation expense                             382,053                  38,103                 420,156
                                              ----------              ----------              ----------
Net income (loss)                            $   689,397             $   101,156             $   790,553
                                              ==========              ===========             ==========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:


                                                   1999                1998
                                                   ----                ----
NET REVENUES
------------
 Total revenues for reportable segments        $ 2,362,333         $ 2,390,778
 Other income at Partnership level                 186,326             391,912
 Eliminations                                     (185,737)           (361,506)
                                               -----------         -----------
Total consolidated net revenues                $ 2,362,922         $ 2,421,184
                                               ===========         ===========
DEPRECIATION AND AMORTIZATION
 Total depreciation and amortization
 for reportable segments                       $   419,990         $   420,156
 Depreciation and amortization for
  Partnership level                                 31,795              30,126
 Eliminations                                           --                  --
                                               -----------         -----------
Total depreciation and amortization            $   451,785         $   450,282
                                               ===========         ===========
NET INCOME (LOSS)
-----------------
 Total net income (loss) for reportable
  segments                                     $   437,836         $   790,553
 Net income (loss) for Partnership                (434,789)           (228,822)
 Eliminations                                     (185,738)           (361,508)
                                               -----------         -----------
Total net income (loss)                        $  (182,691)        $   200,223
                                               ===========         ===========


10. Subsequent Event
    ----------------

      Subsequent to March 31, 1999, the Partnership obtained a commitment from a bank for $2,000,000 of debt financing. The Partnership plans to use the proceeds to renovate the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments. The remaining proceeds will be used to fund a portion of the Partnership's 1999 operating costs and other possible renovations at the Partnership's properties. The mortgage payable will be secured by the land, buildings and amenities of Plainview Point III Office Center.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                              1999          1998
                                                              ----          ----
Wholly-Owned Properties
-----------------------
Sabal Park Apartments                                           98%          93%
Park Place Apartments Phase I(1)                                83%          88%
Willow Lake Apartments(1)                                       77%          97%

Properties Owned in Joint Venture
---------------------------------
with NTS-Properties IV (Ownership % at March 31, 1999)
------------------------------------------------------
Golf Brook Apartments(96%)                                      96%          96%
Plainview Point III Office Center (95%)(1)                      93%          96%

(1) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties for the three months ended March 31, 1999 and 1998 were as follows:

                                                              1999         1998
                                                              ----         ----
Wholly-owned Properties
-----------------------
Sabal Park Apartments                                          96%           93%
Park Place Apartments Phase I(1)                               83%           89%
Willow Lake Apartments(1)                                      77%           93%

Property owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at March 31, 1999
------------------------------------------------
Golf Brook Apartments(96%)                                     95%           93%

Plainview Point III Office Center (95%)(1)                     92%           93%

(2) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and other income generated by the Partnership's properties for the three months ended March 31, 1999 and 1998 was as follows:

                                                  1999                1998
                                               ---------           -------
Wholly-Owned Properties
-----------------------
Sabal Park Apartments                          $ 459,638           $ 444,228
Park Place Apartments Phase I                  $ 448,513           $ 438,876

Willow Lake Apartments                         $ 555,375           $ 549,510

Properties Owned in Joint Venture
---------------------------------
with NTS-Properties IV (Ownership %
-----------------------------------
at March 31, 1999)
------------------
Golf Brook Apartments (96%)                    $ 718,728           $ 720,348
Plainview Point III Office Center (95%)        $ 180,077           $ 237,818


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending March 31, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $35,000 or 2% for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease in rental income was primarily a result of decreased average occupancy at Willow Lake Apartments, Park Place Phase I Apartments and Plainview Point III Office Center and decreased common area expense reimbursements at Plainview Point III Office Center. Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These decreases are partially offset by increased rental rates at Sabal Park Apartments, Park Place Phase I Apartments, Willow Lake Apartments and Golf Brook Apartments and increased average occupancy at Sabal Park Apartments.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire year's results.

Interest and other income includes interest income from investments made by the Partnership with cash reserves. Interest income decreased approximately $23,000 or 67% for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease was a result of the Partnership holding no investments during the three months ended March 31, 1999, therefore, no interest on investments was earned.

Operating expenses increased approximately $269,000 or 49% for the three months ended March 31, 1999 as compared to the same period in 1998 primarily due to the following: 1) increased apartment renovation costs at Sabal Park Apartment and Golf Brook Apartments (replacing deteriorated wood and exterior painting throughout complex due to age and weather), 2) increased landscaping at Sabal Park Apartments, 3) increased roof repairs and snow removal costs at Willow Lake Apartments and 4) increased interior painting and parking lot repairs at Park Place Apartments Phase I. These increases are partially offset by decreased roof repairs and interior painting at Golf Brook Apartments and decreased interior painting at Sabal Park Apartments.

Operating expenses - affiliated increased approximately $34,000 or 11% for the three months ended March 31, 1999 as compared to the same period in 1998 primarily as a result of increased administrative salary costs. Operating expenses - affiliated are expenses incurred for services by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1999 write-off of unamortized land improvements and amenities can be attributed to Sabal Park Apartments. The write-off is the result of property renovations. The write-off represents the cost of unamortized assets which were replaced as a result of the renovations.

Interest expense decreased approximately $20,000 or 4% for the three months ended March 31, 1999 as compared to the same period in 1998 as a result of the Partnership's decreasing debt level as a result of principal payments made. The decrease is partially offset by interest paid on draws made on the Park Place Apartments Phase I and II loan and by interest paid on the loan obtained at the end of 1998 for the water meter project at Golf Brook Apartments and Sabal Park Apartments.

Professional and administrative expenses increased approximately $27,500 or 92% for the three months ended March 31, 1999 as compared to the same period in 1998 primarily as a result of the following: 1) costs incurred in connection with the Tender Offer, 2) increased outside accounting fees and 3) increased costs associated with replacing vacant positions in the Finance and Accounting departments of NTS Development Company, an affiliate of the General Partner of the Partnership. The increase is partially offset by decreased data processing-external costs.

Professional and administrative expenses - affiliated decreased approximately $9,000 or 13% for the three months ended March 31, 1999 as compared to the same period in 1998 primarily as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership, on behalf of the Partnership.

Depreciation is computed using the straight-line method over the useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost for the Partnership's properties for Federal tax purpose is approximately $62,225,000.

Liquidity and Capital Resources
-------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for tenant finish improvements, other capital improvements at the Partnership's properties and construction of Park Place Apartments Phase III. Changes to current tenant improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions have been funded by cash flow from operations. Park Place Apartments Phase III construction costs have been funded by debt financing and cash reserves. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows used in Partnership for the repurchase of limited Partnership Units through the Interest Repurchase Program or the Tender Offer. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited Partnership Units and proceeds from mortgage loans.

Cash flows provided by (used in) during the three months ended March 31:

                                                    1999                 1998
                                                    ----                 ----
Operating activities                            $   755,358         $   772,494
Investing activities                             (1,241,340)            118,960
Financing activities                                686,723            (474,292)
                                                -----------         -----------
Net increase in cash and equivalents            $   200,741         $   417,162
                                                ===========         ===========

Net cash provided by operating activities decreased approximately $17,000 or 2% for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease in net cash provided by operating activities was primarily driven by the 1999 operating loss partially offset by an increase in accounts payable.

Net cash (used in) provided by investing activities totaled $(1,241,340) and $118,960 as of March 31, 1999 and 1998, respectively. The decrease in net cash provided by investing activities as of March 31, 1999 as compared to the same period in 1998 is primarily a result of increased capital expenditures, primarily at Park Place Apartments Phase III, and a result of the Partnership holding no investments during the three months ended March 31, 1999.

Net cash provided by (used in) financing activities totaled $686,723 and $(474,292) as of March 31, 1999 and 1998, respectively. The increase in net cash provided by financing activities as of March 31, 1999 as compared to the same period in 1998 is primarily a result of proceeds from draws made on the Park Place Apartments Phase I and II loan and from a new mortgage loan on Plainview Point Phase III Office Center.

The Partnership used cash flow from operations and cash on hand to make a 1% (annualized) distribution of $100,604 and a 2% (annualized) cash distribution of $211,040 for the three months ended March 31, 1999 and 1998, respectively. Cash distributions were reduced from 2% to 1% per quarter, effective June 30, 1998, as a result of capital improvements at the Partnership's properties including the construction of Park Place Apartments Phase III. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after the construction of Park Place Apartments Phase III and other capital improvements are funded and adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations, cash reserves and the remaining funds available on the $12,200,000 mortgage payable (balance is $6,913,400 at March 31, 1999) will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March 31) were $563,563 and $1,959,590 at March 31, 1999 and 1998, respectively.

The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1998 except for the construction of Park Place Apartments Phase III, as discussed below.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1999 and 1998. These distributions were funded by cash flow derived from operating activities.

                              Net Income           Cash
                                (Loss)         Distributions      Return of
                              Allocated          Declared           Capital
                              ---------          --------         ---------
Limited Partners:
       1999                   $(180,864)          $  99,598       $ 99,598
       1998                     198,221             208,930         10,709

General Partner:
       1999                   $  (1,827)          $   1,006       $  1,006
       1998                       2,002               2,110              8

The demand on future liquidity has increased as a result of construction beginning at Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land the Partnership owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by $7,200,000 of loan proceeds and cash reserves. As of March 31, 1999, $5,286,600 is available on the mortgage payable for construction costs. Through March 31, 1999, approximately $3,800,000 of cost had been incurred.

Construction in progress on the March 31, 1999 Balance Sheet primarily relates to Park Place Apartments Phase III. Included in the cost of approximately $5,700,000 is approximately $3,800,000 related directly to Phase III construction and approximately $1,700,000 of land costs, capitalized interest, common area costs and amenity costs which were allocated at the time Phases I and II were originally constructed. These allocated costs had previously been shown on the Partnership's Balance Sheet as Asset Held for Development. Approximately $200,000 of the total construction in progress costs, are related to tenant finish costs at the Plainview Point III Office Center.

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs which will be required to renew the current leases that expire during 1999 or obtain new tenants are unknown.

The Partnership also plans to renovate the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $400,000. The Partnership plans to fund the renovations with short-term financing in the amount of $2,000,000 which will be secured by Plainview Point III Office Center. The remaining proceeds will be used to fund a portion of the Partnership's 1999 operating costs and other possible renovations at the Partnership's properties.

The Partnership had no other material commitments for renovations or capital expenditures at March 31, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. As of March 31, 1999, the Partnership has repurchased a total of 7,596 Units for $2,123,700 at a price ranging from $250 to $350 per unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

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

The Partnership and ORIG, LLC, an affiliate of the Partnership, are planning a second Tender Offer in order to purchase up to 1,000 of the Partnership's limited Partnership Units at a price of $350 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $350 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $378,000 ($350,000 to purchase 1,000 Units plus approximately $28,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The Partnership will purchase the first 500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS Properties Associates VI, does not intend to participate in the Tender Offer. Further information regarding the proposed Tender Offer, such as the duration of the Offer, will be available at a later date.

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

Year 2000
---------

All divisions of NTS, the General Partner of the Partnership, have reviewed the effort necessary to prepare the information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for the headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to supercede PILOT. The Yardi system was tested and is compatible with Year 2000 and beyond. This system was being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. The system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by NTS Development Company's (an affiliate of the General Partner) in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and is part of the new network. It will be retained as long as necessary to assure smooth operations and was upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in the systems technology is not all attributable to the Year 2000 issue since the Partnership had already identified the need to move to a network based system regardless of the Year 2000. The costs involved was approximately $19,000 in 1998 and is estimated to be approximately $81,000 in 1999. These costs primarily include hardware and software.

NTS property management staff have surveyed the Partnership's vendors to evaluate embedded technology in the alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases, circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

The Partnership is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at the current state of readiness, the need does not presently exist for a contingency plan. The Partnership will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, inability of tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on the results of operations, financial conditions and/or cash flows in 1999 and beyond.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Partnership's primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $500,000 note payable that bears interest at the Euro-Rate plus 225 basis points and the $91,875 note payable that bears interest at the Prime Rate +1%. At March 31, 1999, a hypothetical 100 basis point increase in interest rates would not result in significant market risk exposure with regards to the Partnership's financial instruments.

Cautionary Statements
---------------------

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

PART II.  OTHER INFORMATION

3.    Defaults upon Senior Securities
      -------------------------------

      None

6.    Exhibits and Reports on Form 8-K
      --------------------------------

      (a)     Exhibits

              Exhibit 27. Financial Data Schedule

      (b)     Reports on Form 8-K

              There were no reports on Form 8-K for the three months ended March 31, 1999.

Items 1,2,4 and 5 are not applicable and have been omitted.

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


                                   NTS-PROPERTIES VI, a Maryland Limited
                                   -------------------------------------
                                   Partnership
                                   -----------
                                             (Registrant)


                                   By:  NTS-Properties Associates VI,
                                        General Partner
                                        By: NTS Capital Corporation,
                                            General Partner


                                            /s/ Brian F. Lavin
                                            -----------------------------
                                            Brian F. Lavin
                                            President  and Chief Operating
                                            Officer of NTS Capital
                                            Corporation (acting Chief
                                            Financial Officer)


Date:    May 17, 1999
         ----------------