Form 10-Q
period 1999-06-30
NTS PROPERTIES VI/MD
filed 1999-08-16
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]                        QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
--------------------------------------------------------------------------------
                                                        OR

[ ]                        TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
--------------------------------------------------------------------------------
Commission File Number              0-14695
--------------------------------------------------------------------------------
             NTS-PROPERTIES VI, A Maryland Limited Partnership
--------------------------------------------------------------------------------
                  (Exact name of registrants specified in its charter)

      Maryland                                            61-1066060
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   10172 Linn Station Road
   Louisville, Kentucky                            40223
--------------------------------------------------------------------------------
Address of principal executive                  (Zip Code)
offices)

Registrant's telephone number,
including area code                           (502) 426-4800
--------------------------------------------------------------------------------

                              Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES  x   NO_______

Exhibit Index: See page 25
Total Pages: 26

                                TABLE OF CONTENTS
                                -----------------

                                                                           Pages
                                                                           -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1999 and December 31, 1998                        3

            Statements of Operations
              For the three and six months ended
              June 30, 1999 and 1998                                           4

            Statements of Cash Flows
              For the six months ended June 30, 1999 and 1998                  5

            Notes To Financial Statements                                   6-14

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          15-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk            24


                                     PART II

1.     Legal Proceedings                                                      25
2.     Changes in Securities                                                  25
3.     Defaults upon Senior Securities                                        25
4.     Submission of Matters to a Vote of Security Holders                    25
5.     Other Information                                                      25
6.     Exhibits and Reports on Form 8-K                                       25

Signatures                                                                    26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                                                     As of                              As of
                                                                 June 30, 1999                  December 31, 1998*
                                                                 --------------                 -------------------
ASSETS
------

Cash and equivalents                                              $    549,029                    $    362,822
Cash and equivalents - restricted                                      443,995                         446,097
Accounts receivable                                                    135,133                         125,474
Land, buildings and amenities, net                                  37,243,595                      37,388,637
Construction in progress                                             7,467,825                       4,363,046
Other assets                                                           525,063                         493,329
                                                                   -----------                     -----------

                                                                  $ 46,364,640                    $ 43,179,405
                                                                   ===========                     ===========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages payable                                                 $ 30,341,108                    $ 27,119,180
Accounts payable - operations                                          298,682                         245,279
Accounts payable - construction                                        435,983                         319,757
Retainage payable                                                      193,950                         141,280
Distributions payable                                                  100,603                         102,497
Security deposits                                                      210,717                         222,794
Other liabilities                                                      381,457                          87,030
                                                                   -----------                     -----------
                                                                    31,962,500                      28,237,817

Commitments and Contingencies

Partners' equity                                                    14,402,140                      14,941,588
                                                                   -----------                     -----------

                                                                  $ 46,364,640                    $ 43,179,405
                                                                   ===========                     ===========


                                                          Limited          General
                                                          Partners         Partner           Total
                                                         --------------------------------------------
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                                          $  40,518,631    $     100       $ 40,518,731
Net income (loss) - prior
 years                                                     (11,749,141)     (70,288)       (11,819,429)
Net income - current year                                      (74,986)        (757)           (75,743)
Cash distributions declared to
 date                                                      (11,809,066)    (119,284)       (11,928,350)
Repurchase of limited
 partnership units                                          (2,293,069)          --         (2,293,069)
                                                          ------------     --------        -----------
Balances at June 30, 1999                                $  14,592,369    $(190,229)      $ 14,402,140
                                                          ============     ========        ===========

*      Reference  is made to the  audited  financial  statements  in the  Annual
       Report on Form 10-K as filed with the Commission on March 31, 1999.



                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                Three Months Ended                     Six Months Ended
                                                     June 30,                                June 30,

                                             1999                1998               1999               1998
                                     -----------------------------------------------------------------------------

REVENUES:
  Rental income                           $ 2,404,522        $ 2,448,476        $ 4,728,974        $ 4,835,153
  Interest and other income                    12,400             27,028             19,918             61,534
                                           ----------         ----------         ----------         ----------

                                            2,416,922          2,475,504          4,748,892          4,896,687

EXPENSES:
 Operating expenses                           375,599            625,172          1,165,595          1,178,482
 Operating expenses-affiliated                311,160            299,149            653,902            607,542
 Write-off of unamortized land
   improvements and amenities                 218,497             12,599            234,539             12,599
 Interest expense                             486,060            489,725            958,371            981,922
 Management fees                              124,396            126,966            244,514            245,417
 Real estate taxes                            203,311            203,907            406,621            403,820
 Professional and
   administrative expenses                     79,106             39,926            136,458             69,776
 Professional and
   administrative expenses-
   affiliated                                  54,873             66,389            114,533            134,954
 Depreciation and amortization                456,971            446,317            910,102            896,598
                                           ----------         ----------         ----------         ----------

                                            2,309,973          2,310,150          4,824,635          4,531,110
                                           ----------         ----------         ----------         ----------

Net income (loss)                         $   106,949        $   165,354        $   (75,743)       $   365,577
                                           ==========         ==========         ==========         ==========
Net income (loss) allocated
 to the limited partners                  $   105,879        $   163,700        $   (74,986)       $   361,921
                                           ==========         ==========         ==========         ==========

Net income (loss) per limited
partnership unit                          $      2.65        $      3.90        $     (1.88)       $      8.58
                                           ==========         ==========         ==========         ==========

Weighted average number of
limited partnership units                      39,939             41,999             39,938             42,181
                                           ==========         ==========         ==========         ==========




                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                     Six Months Ended
                                                                                          June 30,

                                                                             1999                       1998
                                                              ----------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $   (75,743)              $    365,577
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
  Accrued interest on investment securities
  Write-off unamortized land                                                    --                      5,224
   improvements and amenities                                              234,539                     12,599
  Depreciation and amortization                                            910,102                    896,598
  Changes in assets and liabilities:
    Cash and equivalents - restricted                                      (85,398)                   (93,897)
    Accounts receivable                                                     (9,657)                   (54,703)
    Other assets                                                           (47,517)                    (4,375)
    Accounts payable                                                        53,403                    106,696
    Security deposits                                                      (12,077)                     4,987
    Other liabilities                                                      294,428                    258,177
                                                                       -----------                -----------
  Net cash provided by operating
    activities                                                           1,262,080                  1,496,883
                                                                       -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                                             (4,088,597)                 (674,306)
Accounts payable - construction                                            168,896                        --
Purchase of investment securities                                               --                (1,004,314)
Maturity of investment securities                                               --                 2,053,429
                                                                       -----------                ----------
  Net cash provided by (used in)
    investing activities                                                (3,919,701)                  374,809
                                                                       -----------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
   payable                                                              (1,061,467)                 (497,426)
Proceeds from mortgage loan                                              4,283,395                        --
Loan costs                                                                      --                   (31,802)
Cash distributions                                                        (203,100)                 (424,728)
Repurchase of limited partnership
   units                                                                  (262,500)                 (277,200)
Cash and equivalents - restricted                                           87,500                   157,200
                                                                       -----------                ----------
   Net cash provided by (used in)
    financing activities                                                 2,843,828                (1,073,956)
                                                                       -----------                ----------
   Net increase in cash and equivalents                                    186,207                   797,736

CASH AND EQUIVALENTS, beginning of
   period                                                                  362,822                   276,891
                                                                       -----------                ----------

CASH AND EQUIVALENTS, end of period                                   $    549,029               $ 1,074,627
                                                                       ===========                ==========
Interest paid on a cash basis                                         $    963,459               $   989,335
                                                                       ===========                ==========

                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements and schedules included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Securities Exchange Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1999 and 1998.

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

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended June 30, 1999 and 1998 did not result in an impairment loss.

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

4.    Investment Securities
      ---------------------

      Investment securities represent investments in Certificates of Deposit or securities issued by the U.S.Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership sold no securities during the three months and six months ended June 30, 1999. The Partnership held no securities at June 30, 1999 or at December 31, 1998.

5. Mortgages Payable
   -----------------

   Mortgages payable consist of the following:


                                                   June 30,         December 31,
                                                     1999               1998
                                                 -------------------------------

   Mortgage payable with an insurance
   company bearing interest at 7.43%, due
   May 14, 2009 secured by certain land,
   buildings and amenities                       $ 7,952,939         $ 8,220,270

   Mortgage payable with an insurance
   company bearing interest at 7.32%, due
   October 15, 2012 secured by certain
   land, buildings and amenities                   7,946,521           8,120,331

   Mortgage payable with an insurance
   company bearing interest at 7.74%, due
   October 15, 2012 secured by certain
   land, buildings and amenities                   8,573,272           6,151,658

   Mortgage payable with an insurance
   company bearing interest at 7.38%, due
   December 5, 2012 secured by certain
   land, buildings and amenities                    2,656,707          2,713,152


   Mortgage payable with an insurance
   company bearing interest at 7.38%, due
   December 5, 2012 secured by certain
   land, buildings and amenities                    1,771,138          1,808,769

   Note payable to a bank, currently
   bearing interest at the Euro-Rate plus
   225 basis points,  due June 23, 2002
   secured by certain  land,  buildings and
   amenities. At June 30, 1999, the
   interest rate was approximately 7.50%.           1,361,781                 --

   Note payable to a bank, bearing interest
   at the Prime Rate + 1%, due June 14,
   2001 secured by certain land,  buildings
   and  amenities.  At June 30, 1999, the
   interest rate was 8.75%.                       $    78,750        $   105,000
                                                   ----------         ----------
                                                  $30,341,108        $27,119,180
                                                   ==========         ==========

   -----------------------------

   Based on the borrowing  rates   currently  available  to the  Partnership for
   mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $31,170,000.

   The mortgage payable with an outstanding balance of $8,573,272 as of June 30, 1999 has an additional availability of $3,626,728. The proceeds are being used to fund the construction of Park Place Apartments Phase III. See
   Note 9 Commitments and Contingencies for further information.

   As of March 31, 1999, the Partnership had obtained a temporary mortgage loan from a bank in the amount of $500,000. A portion of the proceeds were used to pay tenant finish costs at Plainview Point III Office Center. The remaining proceeds were used to make equity contributions to Park Place Phase III Apartments in accordance with the loan agreement with the mortgage company. The mortgage payable was secured by the land, buildings and amenities of Plainview Point III Office Center. The mortgage bore interest at the Euro-Rate plus 225 basis points and matured on June 30, 1999.

   On June 23, 1999, the Partnership obtained permanent financing from a bank with an availability of $2,000,000. The temporary mortgage loan of $500,000, mentioned above, was paid at the time of the closing. The proceeds will be used to fund renovations of the community clubhouses at Park Place, Golf Brook and Sabal Park Apartments. The proceeds are also being used to fund a portion of the tenant finish costs at Plainview Point III Office Center as well as a portion of the construction costs of Park Place Apartments Phase III. The mortgage payable is secured by the land, buildings and amenities of Plainview Point III Office Center. The mortgage bears interest at the Euro-Rate plus 225 basis points and matures on June 23, 2002.

6. Interest Repurchase Reserve
   ---------------------------

   Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. As of October 25, 1998 (the commencement date of the first Tender Offer), the Partnership had repurchased a total of 6,846 Units for $1,861,200 at a price ranging from $250 to $350 per unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Units at that date. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer dated October 20, 1998 (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

7. Tender Offers
   -------------

   OnJune 25, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited Partnership Units at a price of $350 per Unit as of the date of the Offering. Although the Partnership and

   -------------------------

   ORIG,  LLC believe  that this price is  appropriate,  the price of  $350  per
   Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $378,000 ($350,000 to purchase 1,250 Units plus approximately $28,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The Offer stated that the Partnership will purchase the first 500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VI, does not intend to participate in the Tender Offer. The offer will expire on August 31, 1999 unless extended.

   On October 25, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,250 of the Partnership's limited Partnership Units at a price of $350 per Unit. The initial expiration date of the Offer was January 18, 1999, and this expiration date was subsequently extended through March 31, 1999. A total of 2,103 Units were tendered and all Units tendered were accepted by the Offerors. The Partnership repurchased 750 Units and ORIG, LLC purchased 1,353 Units at a total cost of $788,050 ($736,050 to purchase 2,103 Units plus approximately $52,000 for expenses associated with the Offer).

8. Related Party Transactions
   --------------------------

   Pursuant to an agreement with the Partnership, property management fees of $244,514 and $245,417 for the six months ended June 30, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the
   General Partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership incurred $14,870 and $2,756 in repair and maintenance fees during the six months ended June 30, 1999 and 1998, respectively. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1999 and 1998, respectively. These charges include items which have been expensed as operating expenses
   - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                   1999                 1998
                                                   ----                 ----
               Administrative               $    252,069          $   161,188
               Property manager                  387,672              474,126
               Leasing                           137,148               98,716
               Construction manager              245,625               74,339
               Other                              11,054               19,464
                                             -----------           ----------
                                            $  1,033,568          $   827,833
                                             ===========           ==========

9.   Commitments and Contingencies
     -----------------------------

     The Partnership began the construction of Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by loan proceeds of $7,200,000 from a mortgage loan obtained during 1997 and cash reserves. Through June 30, 1999, approximately $5,730,000 of the cost had been drawn for construction.

     Construction  in  progress  on the June 30, 1999  Balance  Sheet  primarily relates to Park Place Apartments Phase III. Included in the cost of $7,467,825 is approximately $1,622,000 of land costs, capitalized interest, common area costs and amenity costs which were allocated at the time Phases I and II were originally constructed. These allocated costs had previously been shown on the Partnership's Balance Sheet as Asset Held for Development. Approximately $95,000 of the total construction in progress costs are related to tenant finish costs at the Plainview Point III Office Center. The Partnership also plans to renovate the community clubhouses at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $630,000. The Partnership plans to fund the renovations with financing obtained on June 23, 1999 in the amount of $2,000,000 which is secured by Plainview Point III Office Center. The remaining proceeds will be used to fund a portion of the tenant finish costs at Plainview Point III Office Center as well as a portion of the construction costs of Park Place Apartments Phase III.

10.  Segment Reporting
     -----------------

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

    -----------------------------

                                                Six Months ended June 30, 1999

                                     MUTIFAMILY      COMMERCIAL          TOTAL
                                  ----------------------------------------------
Rental income                      $ 4,363,339      $  365,635      $  4,728,974
Other income                            13,790           1,002            14,792
                                    -----------      ---------       -----------

Total net revenues                 $ 4,377,129      $  366,637      $  4,743,766
                                    ===========      =========       ===========

Operating expenses                   1,656,326         163,171         1,819,497
Write-off of unamortized
  building improvements                234,539              --           234,539
Management Fees                        221,786          22,728           244,514
Real Estate Taxes                      390,073          16,548           406,621
Depreciation expense                   768,783          77,728           846,511
                                    ----------       ---------       -----------

Net income (loss)                  $ 1,105,622      $   86,462      $  1,192,084
                                    ==========       =========       ===========


                                            Six Months Ended June 30, 1998

                                  MULTIFAMILY       COMMERCIAL          TOTAL
                                ------------------------------------------------
Rental income                    $ 4,415,863      $   419,290        $ 4,835,153
Other income                          10,286              663             10,949
                                  ----------       ----------         ----------

Total net revenues               $ 4,426,149      $   419,953        $ 4,846,102
                                  ==========       ==========         ==========

Operating expenses                 1,636,804          149,220          1,786,024
Write off of unamortized
  building improvements               12,599               --             12,599
Management Fees                      221,006           24,411            245,417
Real Estate Taxes                    387,139           16,681            403,820
Depreciation expense                 760,013           76,208            836,221
                                  ----------       ----------        -----------

Net income (loss)                $ 1,408,588      $   153,433       $  1,562,021
                                  ==========       ===========       ===========

    -----------------------------

                                           Three Months Ended June 30, 1999

                                 MULTIFAMILY        COMMERCIAL          TOTAL
                              --------------------------------------------------
Rental income                    $ 2,218,652      $   185,870        $ 2,404,522
Other income                           7,173              690              7,863
                                  ----------       ----------         ----------

Total net revenues               $ 2,225,825      $   186,560        $ 2,412,385
                                  ==========       ==========         ==========

Operating expenses                   605,385           81,374            686,759
Write off of unamortized
  building improvements              218,497               --            218,497
Management Fees                      114,398            9,998            124,396
Real Estate Taxes                    195,037            8,274            203,311
Depreciation and
  amortization                       385,966           39,209            425,175
                                  ----------       ----------        -----------

Net income (loss)                $   706,542      $    47,705       $    754,247
                                  ==========       ==========        ===========


                                         Three Months Ended June 30, 1998

                                 MULTIFAMILY       COMMERCIAL           TOTAL
                              --------------------------------------------------
Rental income                   $ 2,266,676      $   181,800        $  2,448,476
Other income                          6,511              335               6,846
                                 ----------       ----------         -----------

Total net revenues              $ 2,273,187      $   182,135        $  2,455,322
                                 ==========       ==========         ===========

Operating expenses                  854,016           70,305             924,321
Write off of unamortized
  building improvements              12,599               --              12,599
Management Fees                     113,913           13,053             126,966
Real Estate Taxes                   195,509            8,398             203,907
Depreciation and
  amortization                      377,958           38,777             416,735
                                 ----------       ----------         -----------

Net income (loss)               $   719,192      $    51,602        $    770,794
                                 ==========       ==========         ===========

     -----------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                             Six Months Ended
                                                                 June 30,
                                                         1999             1998
                                                      --------------------------
NET REVENUES
------------
 Total revenues for reportable segments               $ 4,743,766   $ 4,846,102
 Other income at Partnership level                        501,563       769,909
 Eliminations                                            (496,437)     (719,324)
                                                       ----------    ----------
Total consolidated net revenues                       $ 4,748,892   $ 4,896,687
                                                       ==========    ==========
DEPRECIATION AND AMORTIZATION
-----------------------------
 Total depreciation and amortization
  for reportable segments                             $   846,511   $   836,221
 Depreciation and amortization
  Partnership level                                        63,591        60,377
 Eliminations                                                  --            --
                                                       ----------    ----------
Total depreciation and amortization                   $   910,102   $   896,598
                                                       ==========    ==========

NET INCOME (LOSS)
-----------------
 Total net income (loss) for reportable
  segments                                            $  1,192,084  $ 1,562,021
 Net income (loss) for Partnership                        (771,388)    (477,120)
 Eliminations                                             (496,439)    (719,324)
                                                       -----------   ----------

Total net income (loss)                               $  ( 75,743)  $   365,577
                                                       ==========    ==========

     -----------------------------

                                                          Three Months Ended
                                                                June 30,
                                                      1999               1998
                                                   -----------------------------
NET REVENUES
 Total revenues for reportable segments            $ 2,412,385      $ 2,455,322
 Other income at Partnership level                     315,237          377,997
 Eliminations                                         (310,700)        (357,815)
                                                    ----------       ----------

Total consolidated net revenues                    $ 2,416,922      $ 2,475,504
                                                    ==========       ==========

DEPRECIATION AND AMORTIZATION
-----------------------------
 Total depreciation and amortization
 for reportable segments                           $   425,175      $   416,735
 Depreciation and amortization
 partnership level                                      31,796           29,582
 Eliminations                                               --               --
                                                    ----------       ----------

Total depreciation and amortization                $   456,971      $   446,317
                                                    ==========       ==========
NET INCOME (LOSS)
-----------------
 Total net income (loss) for reportable
 segments                                          $   754,247      $   770,794
 Net income (loss) for Partnership                    (336,599)        (248,298)
 Eliminations                                         (310,699)        (357,142)
                                                    ----------       ----------

Total net income (loss)                            $   106,949      $   165,354
                                                    ==========       ==========

11.  Subsequent Events
     -----------------

On July 1, 1999, Gregory A. Wells was hired as Executive Vice President by NTS Capital Corporation, General Partner of NTS-Properties Associates VI, the
General Partner of NTS-Properties VI. Mr. Wells will serve as the senior Accounting and Financial Officer of NTS Capital Corporation.

Item 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL  CONDITION  AND
         -----------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follow.
Management's analysis should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                       1999             1998
                                                    ----------------------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (1)                              96%               98%

Park Place Apartments Phase I                          92%               85%

Willow Lake Apartments (1)                             78%               97%

Properties Owned in Joint Venture
---------------------------------
With NTS-Properties IV (Ownership % at June
--------------------------------------------
30, 1999)
---------

Golf Brook Apartments (96%)(1)                          89%               96%

Plainview Point III Office Center (95%)(1)              91%               96%

 (1) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties for the three months and six months ended June 30, 1999 and 1998 were as follows:

                                                Three Months        Six Months
                                               Ended June 30,     Ended June 30,
                                              1999       1998    1999      1998
                                           -------------------------------------
Wholly-owned Properties
-----------------------

Sabal Park Apartments                         96%         96%    96%        94%

Park Place Apartments Phase I (1)             89%         87%    86%        88%

Willow Lake Apartments (1)                    78%         97%    77%        95%

Property owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at June
---------------------------------------
30, 1999
--------

Golf Brook Apartments (96%)(1)                93%         95%    94%        96%

Plainview Point III Office Center(95%)(1)     89%         96%    90%        96%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy for the three months ended June 30 and/or six months ended June 30 is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

---------------------------------

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1999 and 1998 was as follows:

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                         1999      1998       1999         1998
                                       -----------------------------------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                 $ 472,145  $ 446,893  $ 931,783 $  891,122

Park Place Apartments Phase I         $ 463,875  $ 460,327  $ 900,082 $  899,203

Willow Lake Apartments                $ 555,069  $ 632,461 $1,091,800 $1,181,971

Properties Owned in Joint Venture
---------------------------------
with NTS-Properties IV (Ownership %
-----------------------------------
at June 30, 1999)
-----------------

Golf Brook Apartments (96%)           $ 734,736  $ 733,505 $1,453,464 $1,453,852

Plainview Point III Office Center
(95%)                                 $ 186,560  $ 182,135 $  366,637 $  419,953

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending June 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $44,000 and $106,000 or 2% for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The decrease in rental income was primarily a result of decreased average occupancy at Willow Lake Apartments, Plainview Point III Office Center and Golf Brook Apartments and decreased common area expense reimbursements at Plainview Point III Office Center. Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These decreases are partially offset by increased rental rates at Sabal Park Apartments, Park Place Phase I Apartments, Willow Lake Apartments and Golf Brook Apartments.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire year's results.

Interest and other income includes interest income from investments made by the Partnership with cash reserves. Interest income decreased approximately $14,600 or 54% and $41,600 or 68% for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The decrease was a result of the Partnership holding no investments during the

----------------------------------

three months and six months ended June 30, 1999; therefore, no interest on investments was earned.

Operating expenses decreased approximately $10,000 or 1% for the six months ended June 30, 1999 as compared to the same period in 1998 primarily due to the following: 1) decreased interior painting and wallcovering and heating and air conditioning expenses at Sabal Park Apartments and Park Place Apartments Phase I, 2) decreased floor covering and roof repairs at Golf Brook Apartments and 3) decreased landscaping expenses at Willow Lake Apartments. These decreases are partially offset by 1) increased garage repairs at Golf Brook Apartments, 2) increased parking lot repairs at Park Place Apartments Phase I and Sabal Park Apartments and 3) increased floor covering, roof repairs and snow removal at Willow Lake Apartments. Operating expenses decreased approximately $248,000 or 40% for the three months ended June 30, 1999 as compared to the same period in 1998 primarily due to the following: 1) decreased exterior wood and paint replacement project costs at Sabal Park Apartments and Golf Brook Apartments, 2) decreased landscaping costs at Park Place Apartments Phase I, Sabal Park Apartments and Willow Lake Apartments, 3) decreased interior painting and wallcovering and floor covering expenses at Park Place Apartments Phase I and 4) decreased repairs and maintenance costs at Plainview Point III Office Center.

Operating expenses - affiliated increased approximately $12,000 or 4% and $46,000 or 8% for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998 primarily as a result of increased administrative salary costs, property management salary costs, and leasing salary costs. Operating expenses - affiliated are expenses incurred for services by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1999 write-off of unamortized land improvements and amenities can be attributed to Sabal Park Apartments, Golf Brook Apartments and Willow Lake Apartments. The 1998 write-off of unamortized land improvements and amenities can be attributed to Park Place Apartments Phase I. The write-offs are the result of various property renovations, including painting and the replacement of exterior wood at Sabal Park and Golf Brook Apartments and roof replacement at Willow Lake Apartments in 1999, and signage and deck renovations at Park Place Apartments Phase I in 1998. The write-offs represent the cost of unamortized assets which were replaced as a result of the renovations.

Interest expense decreased approximately $3,600 or 1% and $23,500 or 2% for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998 as a result of the Partnership's decreasing debt level as a result of principal payments made. The decrease is partially offset by interest paid on draws made on the Park Place Apartments Phase I and III loan, interest paid on the loan obtained at the end of 1998 for the water meter project at Golf Brook Apartments and Sabal Park Apartments and interest paid on a temporary loan obtained by the Partnership, secured by Plainview Point III Office Center, which was replaced by permanent financing on June 23, 1999. See
Note 5 Mortgages Payable for additional information regarding the permanent financing.

---------------------------------

Professional and administrative expenses increased approximately $39,000 or 98% and $67,000 or 96% for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998 primarily as a result of the following: 1) costs incurred in connection with the Tender Offer, 2) increased general legal services and 3) increased outside accounting fees.

Professional and administrative expenses - affiliated decreased approximately $11,500 or 17% and $20,000 or 15% for the three months and six months ended June 30, 1999, respectively, as compared to the same periods in 1998 primarily as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership, on behalf of the Partnership.

Depreciation is computed using the straight-line method over the useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost for the Partnership's properties for Federal tax purpose is approximately $62,225,000.

Liquidity and Capital Resources
-------------------------------

Cash flows provided by (used in) during the six months ended June 30:


                                                  1999                1998
                                               ---------------------------------

Operating activities                           $  1,262,080      $    1,496,883

Investing activities                             (3,919,701)            374,809

Financing activities                              2,843,828          (1,073,956)
                                                -----------       -------------

Net increase in cash and equivalents           $    186,207      $      797,736
                                                ===========       =============

Net cash provided by operating activities decreased approximately $235,000 or 16% for the six months ended June 30, 1999 as compared to the same period in 1998. The decrease in net cash provided by operating activities was primarily driven by lower net operating results due to lower net revenues and investment income, offset by changes in working capital items.

Net cash (used in) provided by investing activities totaled $(3,919,701) and $374,809 for the six months ended June 30, 1999 and 1998, respectively. The decrease is primarily a result of increased capital expenditures, primarily at Park Place Apartments Phase III, and a result of the Partnership holding no investments during the six months ended June 30, 1999.

Net cash provided by (used in) financing activities totaled $2,843,828 and $(1,073,956) for the six months ended June 30, 1999 and 1998, respectively. The increase is primarily a result of proceeds from draws made on the Park Place Apartments Phase I and III loan and from a new mortgage loan on Plainview Point Phase III Office Center.

-------------------------------------------

The Partnership used cash flow from operations and cash on hand to make a 1% (annualized) distribution of $201,207 and a 1.5% (annualized) cash distribution of $315,550 for the six months ended June 30, 1999 and 1998, respectively. Cash distributions were reduced from 2% to 1% per quarter, effective June 30, 1998, as a result of capital improvements at the Partnership's properties including the construction of Park Place Apartments Phase III. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after the construction of Park Place Apartments Phase III and other capital improvements are funded and adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations, cash reserves and the remaining funds available on the $12,200,000 mortgage payable (balance is $8,573,272 at June 30, 1999) will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June 30) were $549,029 at June 30, 1999.

The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1998 except for the construction of Park Place Apartments Phase III, as discussed below.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1999 and 1998. These distributions were funded by cash flow derived from operating activities.


                                  Net Income           Cash
                                   (Loss)           Distributions    Return of
                                  Allocated          Declared         Capital

                              --------------------------------------------------
       Limited Partners:
              1999                 $(74,986)        $  199,195       $ 199,195
              1998                  361,921            312,394              --

       General Partner:
              1999                 $   (757)        $    2,012       $   2,012
              1998                    3,656              3,156              --

The demand on future liquidity has increased as a result of construction beginning at Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land the Partnership owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,000,000. Construction costs will be funded by $7,200,000 of loan proceeds and cash reserves. As of June 30, 1999, $3,626,728 is available on the mortgage payable for construction costs. Through June 30, 1999, approximately $5,730,000 of cost had been drawn for construction.

Construction in progress on the June 30, 1999 Balance Sheet primarily relates to Park Place Apartments Phase III. Included in the cost of $7,467,825 is approximately $5,730,000 related directly to Phase III construction and

-------------------------------------------

approximately $1,700,000 of land costs, capitalized interest, common area costs and amenity costs which were allocated at the time Phases I and II were originally constructed. These allocated costs had previously been shown on the Partnership's Balance Sheet as Asset Held for Development. Approximately $95,000 of the total construction in progress costs are related to tenant finish costs at the Plainview Point III Office Center.

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs which will be required to renew the current leases that expire during 1999 or obtain new tenants are unknown.

The Partnership also plans to renovate the community clubhouses at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $630,000. The Partnership plans to fund the renovations with financing obtained on June 23, 1999 in the amount of $2,000,000 which is secured by Plainview Point III Office Center. The remaining proceeds will be used to fund a portion of the tenant finish costs at Plainview Point III Office Center as well as a portion of the construction costs of Park Place Apartments Phase III. The Partnership had no other material commitments for renovations or capital expenditures at June 30, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. As of October 25, 1998 (the commencement date of the first Tender Offer), the Partnership has repurchased a total of 6,846 Units for $1,861,200 at a price ranging from $250 to $350 per unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit at that date. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer dated October 25, 1998(discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On June 25, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,000 of the Partnership's limited Partnership Units at a price of $350 per Unit as of the date of the Offering. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $350 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit. Approximately $378,000 ($350,000 to purchase 1,250 Units plus approximately $28,000 for expenses associated with the Offer) is required to purchase all 1,000 Units. The Offer stated that the Partnership will purchase the first 500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 500 Units are tendered, ORIG, LLC will purchase up to an additional 500 Units. If more than 1,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 1,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VI, does not intend to participate in the Tender Offer. The Offer will expire on August 31, 1999 unless extended.

-------------------------------------------

On October 25, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a Tender Offer to purchase up to 1,250 of the Partnership's limited Partnership Units at a price of $350 per Unit. The initial expiration date of the Offer was January 18, 1999, and this expiration date was subsequently extended through March 31, 1999. A total of 2,103 Units were tendered and all Units tendered were accepted by the Offerors. The Partnership repurchased 750 Units and ORIG, LLC purchased 1,353 Units at a total cost of $788,050 ($736,050 to purchase 2,103 Units plus approximately $52,000 for expenses associated with the Offer).

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

Year 2000
---------

All divisions of NTS Corporation, an affiliate of NTS-Properties Associates VI, the General Partner of the Partnership, have reviewed the effort necessary to prepare the information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, is being replaced by a windows based network system both for the headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California is replacing PILOT. The Yardi system was tested and is compatible with Year 2000 and beyond. This system was being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. The system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

---------------------

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

Despite diligent preparation, unanticipated third-party failures, inability of tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on the results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The Partnership's primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $1,361,781 note payable that bears interest at the Euro-Rate plus 225 basis points and the $78,750 note payable that bears interest at the Prime Rate +1%. At June 30, 1999, a hypothetical 100 basis point increase in interest rates would result in approximately $14,000 additional interest expense and an approximately $170,000 increase in the fair value of debt.

PART II.  OTHER INFORMATION

3.    Defaults upon Senior Securities
      -------------------------------

      None

5.    Other Information
      -----------------

       In anticipation of retirement, Mr. Richard Good, the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, has begun to decrease his responsibilities with the Partnership and its affiliates. In conjunction with Mr. Good's decreased responsibilities, Mr. Brian Lavin was appointed President and Chief Operating Officer of NTS Development Company and NTS Capital Corporation in February, 1999.

6.    Exhibits and Reports on Form 8-K
      --------------------------------

      (a)     Exhibits

              Exhibit 27. Financial Data Schedule

      (b)     Reports on Form 8-K

              There were no reports on Form 8-K for the three months ended June 30, 1999.

Items 1,2 and 4 are not applicable and have been omitted.

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


                                   NTS-PROPERTIES VI, a Maryland Limited
                                   -------------------------------------
                                   Partnership
                                   -----------
                                                (Registrant)


                                   By:     NTS-Properties Associates VI,
                                           General Partner
                                           By: NTS Capital Corporation,
                                           General Partner



                                                  ------------------------------
                                                  Gregory A. Wells
                                                  Executive Vice President of
                                                  NTS Capital Corporation


Date: August 16, 1999

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


                                   NTS-PROPERTIES VI, a Maryland Limited
                                   -------------------------------------
                                   Partnership
                                   -----------
                                                (Registrant)


                                    By:     NTS-Properties Associates VI,
                                            General Partner
                                            By: NTS Capital Corporation,
                                            General Partner


                                            /s/ Gregory A. Wells
                                            ------------------------------------
                                            Gregory A. Wells
                                            Executive Vice President of NTS
                                            Capital Corporation

Date: August 16, 1999