Form 10-Q
period 1999-09-30
NTS PROPERTIES VI/MD
filed 1999-11-15
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                               -------------------------------------------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------

Commission File Number                       0-14695
                      ----------------------------------------------------------
                NTS-PROPERTIES VI, A MARYLAND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
      (Exact name of the registrant as specified in its charter)


         Maryland                                        61-1066060
--------------------------------                  ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


     10172 Linn Station Road
        Louisville, KY                                      40223
-------------------------------                   ------------------------------
(Address of principal executive                            (Zip Code)
offices)

Registrant's telephone number,
including area code                                    (502) 426-4800
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
       Former name, former address and former fiscal year, if changed with since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                   YES  __X___      NO
                                                                      ---------
Exhibit Index: See page 24
Total Pages: 25

                                TABLE OF CONTENTS
                                -----------------


                                     PART I


Item 1.   Financial Statements                                            Pages
                                                                          -----

          Balance Sheets and Statement of Partners' Equity
                as  of  September  30,  1999  and  December  31,  1998         3

          Statements of Operations
               For the three months and nine months ended
               September 30, 1999 and 1998                                     4

          Statements of Cash Flows
               For the nine months ended September 30, 1999
               and 1998                                                        5

          Notes to Financial Statements                                     6-13

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14-23

Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                    23


                                     PART II
Item 1.   Legal Proceedings                                                   24
Item 2.   Changes in Securities                                               24
Item 3.   Defaults Upon Senior Securities                                     24
Item 4.   Submission of Matters to a Vote of Security Holders                 24
Item 5.   Other Information                                                   24
Item 6.   Exhibits and Reports on Form 8-K                                    24

Signatures                                                                    25

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          --------------------

                              NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------

                BALANCE SHEETS AND STATEMENTS OF PARTNERS' EQUITY
                -------------------------------------------------
                                         As of               As of
                                     September 30,       December 31,
                                         1999                1998*
                                         ----                -----
ASSETS
------
Cash and equivalents                  $    336,845        $    362,822
Cash and equivalents - restricted          523,675             446,097
Accounts receivable                        140,350             125,474
Land, buildings and amenities, net      39,556,948          37,388,637
Construction in progress                 6,775,208           4,363,046
Other assets                               483,522             493,329
                                       ------------        ------------
  Total assets                        $ 47,816,548        $ 43,179,405
                                       ============        ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages and notes payable           $ 31,640,740        $ 27,119,180
Accounts payable - operations              357,171             245,279
Accounts payable - construction            448,804             319,757
Retainage payable                          231,348             141,280
Distributions payable                      100,604             102,497
Security deposits                          215,406             222,794
Other liabilities                          782,800              87,030
                                       ------------        ------------
                                        33,776,873          28,237,817

Commitments and contingencies

Partners' equity                        14,039,675          14,941,588
                                       ------------        ------------
  Total liabilities and partners'
   equity                             $ 47,816,548        $ 43,179,405
                                       ============        ============

                               Limited        General
                               Partners       Partner         Total
                               --------       -------         -----
PARTNERS' EQUITY
----------------
Capital contributions, net
 of offering costs           $ 40,518,631   $     100      $ 40,518,731
Net income (loss) - prior
 years                        (11,749,141)    (70,288)      (11,819,429)
Net income (loss) - current
 year                            (151,079)     (1,526)         (152,605)
Cash distributions declared
 to date                      (11,908,663)   (120,290)      (12,028,953)
Repurchase of limited
 partnership Units             (2,478,069)       --          (2,478,069)
                              ------------   ---------      ------------
Balances at September 30,
 1999                        $ 14,231,679   $(192,004)     $ 14,039,675
                              ============   =========      ============

* Reference is made to the audited financial statements in the Form 10- K as filed with the Commission on March 31, 1999.

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                                -------------               -------------
                             1999           1998          1999          1998
                             ----           ----          ----          ----
REVENUES:
---------
 Rental income            $2,345,417    $2,537,372     $7,074,011    $7,372,524
 Interest and other income     9,792        20,234         29,710        81,770
                           ----------    ----------     ----------    ----------

                           2,355,209     2,557,606      7,103,721     7,454,294
EXPENSES:
---------
 Operating expenses          671,463       718,335      1,838,025     1,896,817
 Operating expenses -
  affiliated                 315,907       310,728        969,809       918,269
 Write-off of unamortized
  land improvements and
  amenities                   17,594         4,984        252,133        17,582
 Interest expense            502,839       493,145      1,461,208     1,475,067
 Management fees             123,268       129,155        367,782       374,571
 Real estate taxes           203,311       201,374        609,932       605,194
 Professional and
  administrative expenses     58,958        56,498        195,416       126,273
 Professional and
  administrative expenses
  - affiliated                61,952        62,088        176,485       197,046
 Depreciation and
  amortization               476,780       451,815      1,385,536     1,348,414
                           ----------    ----------    -----------   -----------

                           2,432,072     2,428,122      7,256,326     6,959,233
                           ----------    ----------    -----------   -----------
Net income (loss)         $  (76,863)   $  129,484    $  (152,605)  $   495,061
                           ==========    ==========    ===========   ===========
Net income (loss)
 allocated to the limited
 partners                 $  (76,094)   $  128,189    $  (151,079)  $   490,110
                           ==========    ==========    ===========   ===========
Net income (loss) per
 limited partnership Unit $    (1.91)   $     3.12    $     (3.79)  $     11.78
                           ==========    ==========    ===========   ===========
Weighted average number
 of limited partnership
 Units                        39,839        41,097         39,905        41,586
                           ==========    ==========    ===========   ===========

                                       4

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                    Nine Months Ended September 30,
                                    -------------------------------

                                       1999                1998
                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income (loss)                  $  (152,605)        $   495,061
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
  Accrued interest on investments
   securities                              --                 9,354
  Write-off of unamortized land
   improvements and amenities           252,133              17,582
    Depreciation and amortization     1,385,535           1,348,414
    Changes in assets and liabilities:
     Cash and equivalents - restricted (155,078)           (129,286)
     Accounts receivable                (14,876)            (13,936)
     Other assets                         2,488              17,196
     Accounts payable                   111,892              48,395
     Security deposits                   (7,388)                (71)
     Other liabilities                  695,770             459,239
                                     -----------         -----------
  Net cash provided by operating
   Activities                         2,117,871           2,251,948
                                     ===========         ===========
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Additions to land, buildings
  and amenities                      (6,192,983)         (1,211,659)
 Accounts payable - construction        219,115                --
 Purchase of investment securities         --            (1,004,314)
 Maturity of investment securities         --             2,455,701
                                     -----------         -----------
  Net cash provided by (used in)
   investing activities              (5,973,868)            239,728
                                     ===========         ===========
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Principal payments on mortgages
  Payable                            (1,346,480)           (749,534)
 Proceeds from mortgage loan          5,868,040                --
 Loan costs                             (17,837)            (69,863)
 Cash distributions                    (303,703)           (529,238)
 Repurchase of limited
  partnership Units                    (447,500)           (698,950)
 Cash and equivalents - restricted       77,500             258,670
                                     -----------         -----------
  Net cash provided by (used in)
   financing activities               3,830,020          (1,788,915)
                                     ===========         ===========
  Net increase (decrease) in
   cash and equivalents                 (25,977)            702,761

CASH AND EQUIVALENTS, beginning
 of period                              362,822             276,891
                                     -----------         -----------
CASH AND EQUIVALENTS, end of
 period                             $   336,845         $   979,652
                                     ===========         ===========
Interest paid on a cash basis       $ 1,481,798         $ 1,482,200
                                     ===========         ===========

                                       5

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Securities Exchange Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1999 and 1998.

1.Use of Estimates in the Preparation of Financial Statements
  -----------------------------------------------------------

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

2.Basis of Property and Depreciation
  ----------------------------------

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

  Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended September 30, 1999 and 1998 did not result in an impairment loss.

3.Concentration of Credit Risk
  ----------------------------

  The Partnership owns and operates, either wholly or through a Joint Venture, residential properties, all of which are apartments complexes, in Kentucky (Louisville and Lexington), Indiana (Indianapolis) and Florida (Orlando). The apartment unit is generally the principal residence of the tenant. The Partnership also owns and operates, through a Joint Venture, a commercial property in Louisville, Kentucky. Substantially all of the tenants are local businesses or are businesses which have operations in the Louisville area.

4.Investment Securities
  ---------------------

  Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost, which approximates market value. The Partnership sold no securities during the three months and nine months ended September 30, 1999. The Partnership held no securities at September 30, 1999 or at December 31, 1998.

5. Mortgages Payable
   -----------------

   Mortgages payable consist of the following:


                                    September 30,       December 31,
                                        1999                1998
                                        ----                ----
   Mortgage   payable   with   an
   insurance   company    bearing
   interest at 7.74%, due October
   15,  2012  secured by  certain
   land, buildings and amenities.    $  9,761,891        $  6,151,658

   Mortgage   payable   with   an
   insurance   company    bearing
   interest at 7.32%, due October
   15,  2012  secured by  certain
   land, buildings and amenities        7,858,798           8,120,331

   Mortgage   payable   with   an
   insurance   company    bearing
   interest at 7.43%, due May 14,
   2009  secured by certain land,
   buildings and amenities.             7,817,125           8,220,270

   Mortgage   payable   with   an
   insurance   company    bearing
   interest    at   7.38%,    due
   December  5, 2012  secured  by
   certain  land,  buildings  and
   amenities.                           2,627,696           2,713,152

   Note payable to a bank,currently
   bearing  interest at the Euro-
   Rate plus 225 basis points,due
   June  23,  2002   secured   by
   certain  land,  buildings  and
   amenities.  At September   30,
   1999, the interest  rate   was
   approximately 7.63%.                 1,757,808               --

   Mortgage   payable   with   an
   insurance   company    bearing
   interest    at   7.38%,    due
   December  5, 2012  secured  by
   certain  land,  buildings  and
   amenities.                           1,751,797           1,808,769

   Note   payable  to   a   bank,
   bearing interest at the  Prime
   Rate  + 1%, due June 14,  2001
   secured   by   certain   land,
   buildings  and  amenities.  At
   September   30,   1999,    the
   interest rate was 9.25%.         $     65,625        $    105,000
                                     -----------         -----------

                                    $ 31,640,740        $ 27,119,180
                                     ===========         ===========

  -----------------------------

  Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $31,065,000.

  The mortgage payable with an outstanding balance of $9,761,891 as of September 30, 1999 has an additional availability of $2,438,109. The proceeds are being used to fund the construction of Park Place Apartments Phase III (See Note 9 Commitments and Contingencies for further information).

  As of March 31, 1999, the Partnership had obtained a temporary mortgage loan from a bank in the amount of $500,000. A portion of the proceeds were used to pay tenant finish costs at Plainview Point III Office Center. The remaining proceeds were used to make equity contributions to Park Place Apartments Phase III in accordance with the loan agreement with the mortgage company. The land, buildings and amenities of Plainview Point III Office Center secured the mortgage payable. The mortgage bore interest at the Euro-Rate plus 225 basis points and matured on September 30, 1999.

  On June 23, 1999, the Partnership obtained permanent financing from a bank with an availability of $2,000,000. The temporary mortgage loan of $500,000, mentioned above, was paid at the time of the closing. The remaining proceeds will be used to fund renovations of the community clubhouses at Park Place, Golf Brook and Sabal Park Apartments. The proceeds are also being used to fund a portion of the tenant finish costs at Plainview Point III Office Center as well as a portion of the construction costs of Park Place Apartments Phase
  III. The land, buildings and amenities of Plainview Point III Office Center secure the mortgage payable. The mortgage bears interest at the Euro-Rate plus 225 basis points and matures on June 23, 2002 (See Note 11 Subsequent Events for further information regarding this mortgage payable).

6.Interest Repurchase Reserve
  ---------------------------

  Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. As of October 25, 1998 (the commencement date of the First Tender Offer), the Partnership had repurchased a total of 6,846 Units for $1,861,200 at a price ranging from $250 to $350 per unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Units at that date. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partnership investor. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer dated October 20, 1998 (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

7.Tender Offers
  -------------

  On October 25,  1998,  the  Partnership  and ORIG,  LLC, an  affiliate  of the
  Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,250 of the Partnership's limited partnership Units at a price of $350 per Unit. The initial expiration date of the First Tender Offer was January 18, 1999, and this expiration date was subsequently extended through March 31, 1999. A total of 2,103 Units were tendered and the bidders accepted all Units tendered. The Partnership repurchased 750 Units and ORIG, LLC purchased 1,353 Units at a total cost of $788,050 ($736,050 to purchase 2,103 Units plus approximately $52,000 for expenses associated with the First Tender Offer).

  -------------------------

  On June 25, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $350 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was August 31, 1999. On August 23, 1999, the price was increased to $370 per Unit and the expiration date was extended to September 30, 1999.

  As of September 30, 1999, a total of 2,801 Units were tendered pursuant to the Second Tender Offer and the bidders accepted all Units tendered. The Partnership purchased 500 Units at a cost of $185,000 and ORIG, LLC purchased 2,301 Units at a cost of $851,370. The expenses associated with administering the Second Tender Offer are estimated to be $25,000 (See Note 11 Subsequent Events for further information regarding the tender offers).

8.Related Party Transactions
  --------------------------

  Pursuant to an agreement with the Partnership, property management fees of $123,268 and $129,155 for the three months ended September 30, 1999 and 1998, respectively, and $367,782 and $374,571 for the nine months ended September 30, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership incurred repair and maintenance fees of $4,158 and $1,664 during the three months ended September 30, 1999 and 1998, respectively, and $19,028 and $4,420 during the nine months ended September 30, 1999 and 1998, respectively. The Partnership was also charged the following amounts from NTS Development
  Company for the three months and nine months ended September 30, 1999 and 1998, respectively. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated, and items which have been capitalized as other assets or as land, buildings and amenities.

                     Three Months Ended        Nine Months Ended
                        September 30,            September 30,
                        -------------            -------------

                      1999         1998        1999        1998
                      ----         ----        ----        ----
Administrative     $ 128,295    $  75,209    $  380,364  $  236,397

Property manager     192,451      238,091       580,123     712,216

Leasing               50,572       55,665       187,720     154,381

Construction manager  96,518       71,316       342,142     145,654

Other                    (26)      41,559        11,027      61,024
                    ---------    --------     ---------   ---------

                   $ 467,810    $ 481,840    $1,501,376  $1,309,672
                    =========    ========     =========   =========

9.Commitments and Contingencies
  -----------------------------

  The Partnership began the construction of Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,500,000. Construction costs will be funded by loan proceeds of $7,200,000 from a mortgage loan obtained during 1997 and cash reserves. Through September 30, 1999, approximately $7,548,000 of the cost had been incurred.

  -----------------------------------------

  On September 8, 1999, one building (out of a total of thirteen buildings) of the Park Place Apartments Phase III construction project was turned over for leasing. The building contains 14 units of which one unit was leased as of September 30, 1999. As a result of units being turned over, $875,000 of the total estimated construction costs of $9,500,000 has been moved from construction in progress to land, buildings and amenities, net.

  Construction in progress on the September 30, 1999 Balance Sheet primarily relates to Park Place Apartments Phase III. Approximately $22,900 of the total construction in progress costs are related to tenant finish costs at the Plainview Point III Office Center. The Partnership also plans to renovate the community clubhouses at Park Place, Golf Brook and Sabal Park Apartments during 1999 and 2000. It is currently estimated the aggregate cost for all three renovations will be approximately $630,000. The Partnership plans to fund the renovations with financing obtained on June 23, 1999 in the amount of $2,000,000, which is secured by Plainview Point III Office Center. The remaining proceeds will be used to fund a portion of the tenant finish costs at Plainview Point III Office Center as well as a portion of the construction costs of Park Place Apartments Phase III.

10.Segment Reporting
   -----------------

  The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to apartment complexes known as Willow Lake, Park Place Phase I, Park Place Phase III, Sabal Park and Golf Brook. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Plainview Point III Office Center.

  The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                            MULTIFAMILY      COMMERCIAL         TOTAL
                            -----------      ----------         -----
   Rental income            $6,516,312        $557,699       $7,074,011
   Other income                 18,043             980           19,023
                             ----------        --------       ---------

   Total net revenues       $6,534,355        $558,679       $7,093,034
                             ==========        ========       =========

   Operating expenses        2,554,115         253,719        2,807,834
   Write-off of unamortized
    building improvements      235,381          16,752          252,133
   Management fees             331,850          35,932          367,782
   Real Estate taxes           585,109          24,823          609,932
   Depreciation expense      1,186,301         119,723        1,306,024
                             ----------        --------       ---------
   Net income               $1,641,599        $107,730       $1,749,329
                             ==========        ========       =========

                                       10

    -----------------------------

                                NINE MONTHS ENDED SEPTEMBER 30, 1998
                            MULTIFAMILY      COMMERCIAL         TOTAL
                            -----------      ----------         -----
   Rental income            $6,741,871        $630,653       $7,372,524
   Other income                 17,106             996           18,102
                             ---------         -------        ---------
   Total net revenues       $6,758,977        $631,649       $7,390,626
                             =========         =======        =========

   Operating expenses        2,575,889         239,197        2,815,086
   Write-off of unamortized
    building improvements       17,582            --             17,582
   Management Fees             337,248          37,323          374,571
   Real Estate Taxes           580,230          24,964          605,194
   Depreciation expense      1,142,013         115,406        1,257,419
                             ---------         -------        ---------
   Net income               $2,106,015        $214,759       $2,320,774
                             =========         =======        =========

                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                            MULTIFAMILY      COMMERCIAL         TOTAL
                            -----------      ----------         -----
   Rental income             $2,153,354       $192,063       $2,345,417
   Other income                   4,253            (21)           4,232
                              ---------        --------       ---------
   Total net revenues        $2,157,607       $192,042       $2,349,649

   Operating expenses           898,167         89,203          987,370
   Write-off of unamortized
    building improvements           842         16,752           17,594
   Management Fees              110,064         13,204          123,268
   Real Estate Taxes            195,037          8,274          203,311
   Depreciation expense         417,518         43,340          460,858
                              ---------        -------        ---------
   Net income                $  535,979       $ 21,269       $  557,248
                              =========        =======        =========

                                THREE MONTHS ENDED SEPTEMBER 30, 1998
                            MULTIFAMILY      COMMERCIAL         TOTAL
                            -----------      ----------         -----
   Rental income            $2,326,009        $211,363       $2,537,372
   Other income                  6,820             333            7,153
                             ---------         -------        ---------
   Total net revenues       $2,332,829        $211,696       $2,544,525
                             =========         =======        =========

   Operating expenses          939,087          89,976        1,029,063
   Write-off of unamortized
    building improvements        4,984            --              4,984
   Management Fees             116,243          12,912          129,155
   Real Estate Taxes           193,091           8,283          201,374
   Depreciation expense        381,999          39,198          421,197
                             ---------         -------        ---------
   Net income               $  697,425        $ 61,327       $  758,752
                             =========         =======        =========

                                       11

   -----------------------------

   A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                    Nine Months Ended
                                                      September 30,
                                                      -------------
                                                   1999           1998
                                                   ----           ----
   NET REVENUES
   ------------
    Total revenues for reportable segments      $ 7,093,034     $ 7,390,626
    Other income at Partnership level                10,687         63,668
    Eliminations                                       --             --
                                                 -----------     -----------
   Total consolidated net revenues              $ 7,103,721     $ 7,454,294
                                                 ===========     ===========
   DEPRECIATION AND AMORTIZATION
   -----------------------------
    Total depreciation and amortization for
     reportable segments                        $ 1,306,024     $ 1,257,419
    Depreciation and amortization Partnership
     level                                           79,512          90,995
    Eliminations                                       --              --
                                                 -----------     -----------
   Total depreciation and amortization          $ 1,385,536     $ 1,348,414
                                                 ===========     ===========
   NET INCOME (LOSS)
   -----------------
    Total net income for reportable segments    $ 1,749,329     $ 2,320,774
    Net (loss) for Partnership                   (1,162,912)       (812,211)
    Eliminations                                   (739,022)     (1,013,502)
                                                 -----------     -----------
   Total net income (loss)                      $  (152,605)    $   495,061
                                                 ===========     ===========

                                                    Three Months Ended
                                                      September 30,
                                                      -------------
                                                   1999           1998
                                                   ----           ----
   NET REVENUES
   ------------
    Total revenues for reportable segments       $ 2,349,649    $ 2,544,525
    Other income at Partnership level                  5,560         13,081
    Eliminations                                        --             --
                                                  -----------    -----------
   Total consolidated net revenues               $ 2,355,209    $ 2,557,606
                                                  ===========    ===========
   DEPRECIATION AND AMORTIZATION
   -----------------------------
    Total depreciation and amortization for
     reportable segments                         $   460,858    $   421,197
    Depreciation and amortization Partnership
     level                                            15,922         30,618
    Eliminations                                        --             --
                                                  -----------    -----------
   Total depreciation and amortization           $   476,780    $   451,815
                                                  ===========    ===========
   NET INCOME (LOSS)
   -----------------
    Total net income for reportable segments     $   557,248    $   758,752
    Net (loss) for Partnership                      (391,524)      (335,092)
    Eliminations                                    (242,587)      (294,176)
                                                  -----------    -----------
   Total net income (loss)                       $   (76,863)   $   129,484
                                                  ===========    ===========

                                       12

11.Subsequent Events
   -----------------

   On October 22, 1999, a second building (out of a total of thirteen buildings) of the Park Place Apartments Phase III construction project was turned over to be leased. This building contained 14 units, bringing total units available for leasing to 28.

   On October 28, 1999, the Partnership obtained a $500,000 increase to the availability of the mortgage payable with a current outstanding balance of $1,757,808, bringing the total availability of the mortgage payable to $2,500,000. The interest rate and maturity date will remain the same. The increase in proceeds will be used to fund a portion of the construction costs of Park Place Apartments Phase III.

   On November 9, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 of the Partnership's limited partnership Units at a price of $380 per Unit as of the date of the Third Tender Offer. Approximately $218,000 ($190,000 to purchase 500 Units, plus approximately $28,000 for expenses associated with the Third Tender Offer) is required to purchase all 500 Units. The Third Tender Offer stated that the Partnership will purchase the first 250 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 250 Units are tendered, ORIG, LLC, will purchase up to an additional 250 Units. If more than 500 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC, will be held by it. The General Partner, NTS-Properties Associates VI, does not intend to participate in the Third Tender Offer. The Third Tender Offer will expire on December 23, 1999 unless extended.

Item  2. Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussions of certain market risks also follow. MD&A should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Cautionary Statements
---------------------

Some of the statements included in Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to that which is discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                                    1999      1998
                                                    ----      ----
   Wholly-Owned Properties
   -----------------------
   Sabal Park Apartments (1)                         93%       98%

   Park Place Apartments Phase I                     93%       82%

   Willow Lake Apartments (1)                        78%       96%

   Properties Owned in Joint Venture
   ---------------------------------
   With NTS-Properties IV (Ownership % at
   --------------------------------------
   September 30, 1999)
   -------------------
   Golf Brook Apartments (96%)(1)                    93%       96%

   Plainview Point III Office Center (95%)(1)        91%      100%

(1) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties for the three months and nine months ended September 30, 1999 and 1998 were as follows:


                                             Three Months      Nine Months
                                                Ended             Ended
                                             September 30,    September 30,
                                             -------------    -------------
                                             1999    1998    1999     1998
                                             ----    ----    ----     ----
   Wholly-owned Properties
   -----------------------

   Sabal Park Apartments (1)                 94%     97%      96%     95%

   Park Place Apartments Phase I             92%     82%      88%     86%

   Willow Lake Apartments (1)                78%     96%      78%     96%

   Property owned in Joint Venture with
   ------------------------------------
   NTS-Properties IV (Ownership % at
   ---------------------------------
   September 30, 1999
   ------------------

   Golf Brook Apartments (96%)(1)            92%     96%      93%     96%

   Plainview Point III Office Center(9%%)(1) 91%    100%      91%     97%

(1)In the opinion of the General Partner of the Partnership, the decrease in average occupancy for the three months ended September 30 and/or nine months ended September 30 is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

---------------------------------

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1999 and 1998 was as follows:

                          Three Months Ended         Nine Months Ended
                             September 30,              September 30,
                             -------------              -------------
                            1999         1998        1999         1998
                            ----         ----        ----         ----
   Wholly-Owned Properties
   -----------------------
   Sabal Park Apartments    $488,668    $465,484    $1,420,452   $1,356,606

   Park Place Apartments    $489,414    $457,245    $1,389,456   $1,356,448
    Phase I

   Willow Lake Apartments   $477,091    $656,472    $1,568,551   $1,838,443

   Properties Owned in
   -------------------
   Joint Venture with
   ------------------
   NTS-Properties IV
   -----------------
   (Ownership % at
   ---------------
   September 30, 1999)
   -------------------
   Golf Brook Apartments(96%)$700,763    $753,628    $2,154,227   $2,207,481

   Plainview Point III
   Office Center (95%)       $192,042    $211,696    $  558,679   $  631,650


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending September 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $192,000 or 7.6% and $298,500 or 4% for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The decrease in rental income was primarily a result of decreased average occupancy at Willow Lake Apartments, Plainview Point III Office Center and Golf Brook Apartments and decreased common area expense reimbursements at Plainview Point III Office Center. These decreases are partially offset by increased rental rates at Sabal Park Apartments, Park Place Apartments Phase I and Willow Lake Apartments.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages that are representative of the entire year's results.

---------------------------------

Interest and other income includes interest income from investments made by the Partnership with cash reserves. Interest income decreased approximately $10,500 or 52% and $52,100 or 64% for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The decrease was a result of the Partnership having no security investment transactions during the three months and nine months ended September 30, 1999; therefore, no interest on investments was earned.

Operating expenses decreased approximately $58,800 or 3% for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily due to the following: 1) decreased floor covering, garage repairs and roof repairs at Golf Brook Apartments, 2) decreased landscaping and interior painting and wall covering at Park Place Apartments Phase I and 3) decreased advertising expenses at Sabal Park Apartments, Golf Brook Apartments and Park Place Apartments Phase
I. These decreases are partially offset by 1) increased floor covering at Park Place Apartments Phase I, Sabal Park Apartments and Willow Lake Apartments, 2) increased landscaping at Sabal Park Apartments, Golf Brook Apartments and Willow Lake Apartments and 3) increased parking lot expenses at Sabal Park Apartments, Golf Brook Apartments and Park Place apartments Phase I. Operating expenses decreased approximately $46,900 or 6.5% for the three months ended September 30, 1999 as compared to the same period in 1998 primarily due to the following: 1) decreased floor covering, wood replacements and garage repairs at Golf Brook Apartments, 2) decreased interior painting and wall covering at Willow Lake Apartments and Golf Brook Apartments and 3) decreased advertising expenses at Golf Brook Apartments and Sabal Park Apartments. The decrease is partially offset by 1) increased landscaping at Willow Lake Apartments, Golf Brook Apartments and Sabal Park Apartments, 2) increased floor covering at Willow Lake Apartments and Park Place Apartments Phase I and 3) increased parking lot repairs and heating and air conditioning repairs at Golf Brook Apartments.

Operating expenses - affiliated increased approximately $5,200 or 2% and $51,500 or 5.6% for the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998 primarily as a result of increased administrative salary costs, property management salary costs, and leasing salary costs. Operating expenses - affiliated are expenses incurred for services by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1999 write-off of unamortized land improvements and amenities can be attributed to Sabal Park Apartments, Golf Brook Apartments, Willow Lake
Apartments and Plainview Point III Office Center. The 1998 write-off of unamortized land improvements and amenities can be attributed to Park Place Apartments Phase I. The write-offs are the result of various property renovations, including painting and the replacement of exterior wood at Sabal Park and Golf Brook Apartments, roof replacement at Willow Lake Apartments and carpet replacement at Plainview Point III Office Center in 1999, and signage and deck renovations at Park Place Apartments Phase I in 1998. The write-offs represent the cost of unamortized assets, which were replaced as a result of the renovations.

Interest expense decreased approximately $13,900 or 1% for nine months ended September 30, 1999, as compared to the same period in 1998 as a result of the Partnership's decreasing debt level as a result of principal payments made. The decrease is partially offset by interest paid on the loan obtained at the end of

---------------------------------

1998 for the water meter project at Golf Brook Apartments and Sabal Park Apartments and interest paid on a temporary loan obtained by the Partnership, secured by Plainview Point III Office Center, which was replaced by permanent financing on June 23, 1999. See Note 5 Mortgages Payable for additional information regarding the permanent financing. Interest expense increased approximately $9,700 or 2% for the three months ended September 30, 1999 as compared to the same period in 1998, as a result of interest paid on the loan obtained at the end of 1998 for the water meter project at Golf Brook Apartments and Sabal Park Apartments and interest paid on a new mortgage payable obtained on June 23, 1999, secured by Plainview Point III Office Center (See Note 5 Mortgages Payable for additional information regarding permanent financing). The increase is partially offset by decreased interest paid on the Partnership's remaining mortgage payables due to their decreasing debt level as a result of principal payments. Interest expense of approximately $170,000 incurred on the Park Place Apartments Phase I and II loan due to the construction of Park Place Apartments Phase III has been capitalized.

Professional and administrative expenses increased approximately $2,500 or 4% and $69,100 or 55% for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998 primarily as a result of the following: 1) increased general legal services, 2) costs incurred in connection with the Tender Offers discussed below and 3) increased outside accounting fees.

Professional and administrative expenses - affiliated decreased approximately $100 or .2% and $20,600 or 10% for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998 primarily as a result of decreased finance and accounting salary costs due to staff turnover. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership, on behalf of the Partnership.

Depreciation is computed using the straight-line method over the useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost for the Partnership's properties for Federal tax purpose is approximately $62,225,000.

Liquidity and Capital Resources
-------------------------------

Cash flows provided by (used in) during the nine months ended September 30:


                                       1999           1998
                                       ----           ----

Operating activities               $ 2,117,871    $  2,251,948

Investing activities                (5,973,868)        239,728

Financing activities                 3,830,020      (1,788,915)
                                    -----------     -----------
Net increase (decrease) in cash
 and Equivalents                   $   (25,977)   $    702,761
                                    ===========     ===========

-------------------------------------------

Net cash provided by operating activities decreased approximately $134,100 or 6% for the nine months ended September 30, 1999 as compared to the same period in 1998. The decrease in net cash provided by operating activities was primarily driven by lower net operating results due to lower net revenues and investment income, offset by changes in working capital items.

Net cash (used in) provided by investing activities totaled $(5,973,868) and $239,728 for the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily a result of increased capital expenditures, primarily at Park Place Apartments Phase III, and a result of the Partnership having no security investment transactions during the nine months ended September 30, 1999.

Net cash provided by (used in) financing activities totaled $3,830,020 and $(1,788,915) for the nine months ended September 30, 1999 and 1998, respectively. The increase is primarily a result of proceeds from draws made on the Park Place Apartments Phase I and III loan, from a new mortgage loan on Plainview Point Phase III Office Center, decreased distributions to partners (see below), and decreased repurchases of limited partnership Units. These changes were offset somewhat by increased principal payments on mortgages payable.

The Partnership used cash flow from operations and cash on hand to make a 1% (annualized) distribution of $301,810 and a 1.5% (annualized) cash distribution of $418,047 for the nine months ended September 30, 1999 and 1998, respectively. Cash distributions were reduced from 2% to 1% per quarter, effective September 30, 1998, as a result of capital improvements at the Partnership's properties including the construction of Park Place Apartments Phase III. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after the construction of Park Place Apartments Phase III and other capital improvements are funded and adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations, cash reserves and the remaining funds available on the $12,200,000 mortgage payable (balance is $9,761,891 at September 30, 1999) will be sufficient to meet the needs of the Partnership. Cash reserves, which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet, were $336,845 at September 30, 1999.

The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1998 except for the construction of Park Place Apartments Phase III, as discussed below.

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1999 and 1998. These distributions were funded by cash flow derived from operating activities.


                       Net Income          Cash
                         (Loss)       Distributions       Return of
                       Allocated         Declared          Capital
                       ---------         --------          -------
   Limited Partners:
         1999           $ (151,079)     $  298,792        $  298,792
         1998           $  490,110      $  413,867        $     --

   General Partner:
         1999           $   (1,526)     $    3,018        $    3,018
         1998           $    4,951      $    4,180        $     --

The demand on future liquidity has increased as a result of construction beginning at Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land the Partnership owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $9,500,000. Through September 30, 1999, approximately $7,548,000 of cost had been incurred. Construction costs will be funded by $7,200,000 of loan proceeds and cash reserves. As of September 30, 1999, $2,438,109 is available on the mortgage payable for construction costs.

On September 8, 1999, one building out of the Park Place Apartments Phase III construction project was turned over for leasing. The building contains 14 units of which one unit was leased as of September 30, 1999. As a result of units being turned over, approximately 9% (14 units divided by 152 units total) or $875,000 of the total estimated construction costs of $9,500,000 has been moved from construction in progress to land, buildings and amenities, net.

Construction in progress on the September 30, 1999 Balance Sheet primarily relates to Park Place Apartments Phase III. Approximately $22,900 of the total construction in progress costs is related to tenant finish costs at the Plainview Point III Office Center.

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases that expire during 1999 or obtain new tenants, are unknown.

The Partnership also plans to renovate the community clubhouses at Park Place, Golf Brook and Sabal Park Apartments during 1999 and 2000. It is currently estimated the aggregate cost for all three renovations will be approximately $630,000. The Partnership plans to fund the renovations with financing obtained on June 23, 1999 in the amount of $2,000,000 that is secured by Plainview Point III Office Center. The remaining proceeds will be used to fund a portion of the tenant finish costs at Plainview Point III Office Center as well as a portion of the construction costs of Park Place Apartments Phase III. The Partnership had no other material commitments for renovations or capital expenditures at September 30, 1999.

-------------------------------------------

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. As of October 25, 1998 (the commencement date of the First Tender Offer), the Partnership has repurchased a total of 6,846 Units for $1,861,200 at a price ranging from $250 to $350 per Unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit at that date. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partnership investor. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer dated October 25, 1998(discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On October 25, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,250 of the Partnership's limited partnership Units at a price of $350 per Unit. The initial expiration date of the First Tender Offer was January 18, 1999, and this expiration date was subsequently extended through March 31, 1999. A total of 2,103 Units were tendered and the bidders accepted all Units tendered. The Partnership repurchased 750 Units and ORIG, LLC purchased 1,353 Units at a total cost of $788,050 ($736,050 to purchase 2,103 Units plus approximately $52,000 for expenses associated with the First Tender Offer).

On June 25, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $350 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was August 31, 1999. On August 23, 1999, the price was increased to $370 per Unit and the expiration date was extended to September 30, 1999.

As of September 30, 1999, a total of 2,801 Units were tendered pursuant to the Second Tender Offer and the bidders accepted all Units tendered. The Partnership purchased 500 Units at a cost of $185,000 and ORIG, LLC purchased 2,301 Units at a cost of $851,370. The expenses associated with administering the Second Tender Offer are estimated to be $25,000 (See Note 11 Subsequent Events for further information regarding the tender offers).

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

-------------------------------------------

Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. Leases at the office center also provide for rent increases, which are based upon increases in the consumer price index. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

All divisions of NTS Corporation, including NTS-Properties Associates, the General Partner of the Partnership, are reviewing the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, is being replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California is replacing PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational during the fourth quarter of 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by NTS' in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and is part of the new network. It will be retained as long as necessary to assure smooth operations and was upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The costs of these advances in the systems technology are not all attributable to the Year 2000 issue since the NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved was approximately $30,000 during 1999. Costs incurred through December 31, 1998 were approximately $9,000. These costs include primarily purchase, lease and maintenance of hardware and software.

NTS property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases, circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the fourth quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

---------------------

Management has determined that at its current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

The Partnership's primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $1,757,808 note payable that bears interest at the Euro-Rate plus 225 basis points and the $65,625 note payable that bears interest at the Prime Rate +1%. At September 30, 1999, a hypothetical 100 basis point increase in interest rates would result in approximately $18,200 additional interest expense and an approximately $1,263,000 decrease in the fair value of debt.

PART II.  OTHER INFORMATION

Item  3.   Defaults  upon  Senior Securities
           ---------------------------------

           None

Item 5.    Other Information
           -----------------

           Mr. Richard L. Good, who was the Vice Chairman and  former  President
           of NTS Capital Corporation  and  NTS   Development  Company,  retired
           effective September  3, 1999.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits

               Exhibit 27. Financial Data Schedule

           (b) Reports on Form 8-K

               There were no reports on Form 8-K for the three months ended September 30, 1999.

Items 1,2 and 4 are not applicable and have been omitted.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NTS-PROPERTIES VI, a Maryland Limited Partnership
                            -------------------------------------------------
                                             (Registrant)


                               By:   NTS-Properties Associates VI,
                                     General Partner
                                     By: NTS Capital Corporation,
                                         General Partner

                                    /s/ Gregory A. Wells
                                    --------------------
                                    Gregory A. Wells
                                    Senior Vice President of
                                    NTS Capital Corporation

Date: November 15, 1999