Form 10-K
period 1999-12-31
NTS PROPERTIES VI/MD
filed 2000-03-29
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

    X                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  -----
                        SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended         December 31, 1999
                                                     -------------------------

                                                        OR

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from                to
                                                          -----------    -------

                        Commission file number                 0-14695
                                                  ------------------------------


                NTS-PROPERTIES VI, a Maryland Limited Partnership
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                            61-1066060
----------------------------------------                    --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


      10172 Linn Station Road

      Louisville, Kentucky                                        40223
----------------------------------------                    --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:       (502) 426-4800
                                                    ----------------------------

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

                                                YES  X         NO
                                                    ----          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                       [X]

Exhibit Index: See page 48

Total Pages: 53

                                TABLE OF CONTENTS
                                -----------------

                                                                           Pages
                                                                           -----

                                     PART I

Items 1 and 2.             Business and Properties                          3-12

Item 3.                    Legal Proceedings                                  12

Item 4.                    Submission of Matters to a Vote
                            of Security Holders                               12


                                     PART II


Item 5.                    Market for the Registrant's Limited
                            Partnership Interests and Related
                            Partner Matters                                   13

Item 6.                    Selected Financial Data                            14

Item 7.                    Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                  15-25

Item 7A.                   Quantitative and Qualitative Disclosures
                            About Market Risk                                 26

Item 8.                    Financial Statements and Supplementary
                            Data                                           27-43

Item 9.                    Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure                              44


                                    PART III


Item 10.                   Directors and Executive Officers of
                            the Registrant                                    45

Item 11.                   Management Remuneration and Transactions           46


Item 12.                   Security Ownership of Certain Beneficial
                            Owners and Management                             46

Item 13.                   Certain Relationships and Related
                            Transactions                                   46-47

                                     PART IV


Item 14.                   Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                        48-52


Signatures                                                                    53

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

Development of Business
-----------------------

The registrant, NTS-Properties VI, a Maryland Limited Partnership (the "Partnership"), is a limited partnership formed in December 1984 under the laws of the State of Maryland. The General Partner is NTS-Properties Associates VI, a Kentucky limited partnership. As of December 31, 1999, the Partnership owned the following properties:

         - Sabal Park Apartments, a 162-unit luxury apartment complex located on a 13 acre tract in Orlando, Florida, constructed by the Partnership.

         - Park Place Apartments Phase I, a 180-unit luxury apartment complex located on an 18 acre tract in Lexington, Kentucky, constructed by the Partnership.

         - Park Place Apartments Phase III, a 152-unit luxury apartment complex, located on a 15 acre tract in Lexington, Kentucky, currently under construction by the Partnership. As of December 31, 1999, 68 Units were certified for occupancy. See
                  Item 8 Note 10 for more information regarding the construction of Park Place Apartments Phase III.

         -        Willow Lake Apartments,  a 207-unit luxury  apartment  complex
                  located  on  an  18  acre  tract  in  Indianapolis,   Indiana,
                  constructed by the Partnership.

         - A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between the Partnership and NTS- Properties IV., Ltd. ("NTS-Properties IV"), an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 96% at December 31, 1999.

         - A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet, located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV. The Partnership's percentage interest in the joint venture was 95% at December 31, 1999.

The Partnership or Joint Venture in which the Partnership is a partner has a fee
title  interest  in  the  above  listed  properties.   In  the  opinion  of  the
Partnership's management, the properties are adequately covered by insurance.

-----------------------------------

As of December 31, 1999, the Partnership's properties were encumbered by mortgages as shown in the table below:

                        Interest            Maturity            Balance at
     Property             Rate                Date               12/31/99
     --------             ----                ----               --------
Park Place Apartments
Phase I and III           7.74%           10/15/12 (5)        $ 11,186,637(4)
Willow Lake Apartments    7.32%           10/15/12 (3)(2)        7,767,882
Golf Brook Apartments     7.43%           05/15/09 (1)(2)        7,677,179
Sabal Park Apartments     7.38%           12/05/12 (3)(2)        2,598,146
Plainview Point III   Euro-Rate +225
Office Center          basis points       06/23/02 (7)           2,298,001(8)
Sabal Park Apartments     7.38%           12/05/12 (3)(2)        1,732,098
Golf Brook and
Sabal Park Apartments   Prime +1%         06/14/01 (6)(2)           52,500


(1) Monthly principal payments are based upon a 12-year amortization schedule.

(2) At maturity, the mortgage will have been repaid based on the current rate of amortization.

(3) Monthly principal payments are based upon a 15-year amortization schedule.

(4) The mortgage payable has additional availability of $1,013,363 which will be used to fund the remaining construction of Park Place Apartments Phase III.

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

(7) In addition to monthly interest payments, beginning July 1, 2000 a monthly payment of $31,000 is required. It will be applied first to accrued interest with the remaining balance applied to the outstanding principal balance.

(8)      The mortgage payable has additional availability of $201,999.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements at the Partnership's commercial property as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish

-----------------------------------

improvements will be funded by cash flow from operations and/or cash reserves. The Partnership is currently building Park Place Apartments Phase III (152 units) on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $11,000,000. Through December 31, 1999, approximately $9,769,000 has been incurred. The remaining construction costs will be funded by loan proceeds, as discussed above, and cash reserves.

The Partnership started renovations of the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $630,000. The Partnership is funding the renovations partly from cash flow from operations and partly from financing in the amount of $2,500,000 which is secured by Plainview Point Office Center Phase III. The remaining proceeds are being used to fund a portion of the capital expenditures at Park Place Apartments Phase III and Plainview Point III Office Center.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Item 8 Note 11 for information regarding the Partnership's operating segments.

Narrative Description of Business
---------------------------------

General
-------

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

Description of Real Property
----------------------------

Sabal Park Apartments
---------------------

Units at Sabal Park Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, ovens, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, swimming pool and tennis courts.

Monthly rental rates at Sabal Park Apartments start at $939 for two-bedroom apartments and $1,279 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 99% (1999), 94% (1998), 97% (1997), 90% (1996) and 98% (1995).

Park Place Apartments Phase I
-----------------------------

Units at Park Place Apartments Phase I include one and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase II of the Park Place development and with Phase III which is currently being constructed, see discussion above. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase I start at $739 for one-bedroom apartments, $939 for two-bedroom apartments and $1,119 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 89% (1999), 80% (1998), 89%
(1997), 90% (1996) and 92% (1995).

Park Place Apartments Phase III
-------------------------------

Units at Park Place Apartments Phase III will include one, two and three-bedroom apartments. Upon completion, all units will have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units will have access to coin-operated washers and dryers and some units will have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I (see discussion above) and Phase II of the Park Place development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase III will start at $725 for one-bedroom apartments, $950 for two-bedroom apartments and $1,375 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. As of December 31, 1999, there were 34 units available for leasing of which 17 are leased. See Item 8 Note 10 for more information regarding the construction of Park Place Apartments Phase III.

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

----------------------------------

Monthly rental rates at Willow Lake Apartments start at $730 for one-bedroom apartments, $1,025 for two-bedroom apartments and $1,236 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 82% (1999), 81% (1998), 88%
(1997), 91% (1996) and 93% (1995).

Golf Brook Apartments
---------------------

Units at Golf Brook Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,180 for two-bedroom apartments and $1,410 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 95% (1999), 96% (1998), 96% (1997),97% (1996) and 91% (1995).

Plainview Point III Office Center
---------------------------------

As of December 31, 1999, there were 7 tenants leasing space aggregating approximately 53,660 square feet of rentable area at Plainview Point Office Center Phase III. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Plainview Point Office Center Phase III are professional service-orientated organizations. The principal occupation/profession practiced is insurance claim processing. Three tenants individually lease more than 10% of Plainview Point III's rentable area. The occupancy levels at the office building as of December 31 were 86% (1999), 81%
(1998), 96% (1997), 91% (1996) and 91% (1995).

The following table contains approximate data concerning the major leases in effect on December 31, 1999:

                                    Sq. Ft. and % of Net   Current Annual Rental
                 Year of Expiration     Rentable Area         per Square Foot
                 ------------------     -------------         ---------------
Major Tenant (1):
     1                 2001             11,535 (18.32%)           $13.00
     2                 2004             13,747 (21.84%)            15.00
     3                 2000             16,727 (26.57%)            13.90

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Description of Real Property
----------------------------

Additional operating data regarding the Partnership's properties is furnished in the following table.

                              Federal            Realty             Annual
                             Tax Basis          Tax Rate          Realty Taxes
                             ---------          --------          ------------

Wholly-Owned Properties
-----------------------

Sabal Park Apartments      $ 11,401,226         .017895           $  170,648

Park Place Apartments
Phase I                      11,202,845         .009845              111,266

Willow Lake Apartments       15,600,642         .094013              293,809

Properties Owned in
-------------------
Joint Venture with
------------------
NTS-Properties IV
-----------------

Golf Brook Apartments        16,214,515         .017895              288,325

Plainview Point III
Office Center                 4,697,899         .010910               34,007

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)          September 30, 2025.

----------------------------------------

The Partnership contributed approximately $15,800,000, the cost of constructing and leasing the apartments. NTS-Properties IV contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. The Partnership also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 1999.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The Partnership had originally obtained financing, secured by Golf Brook Apartments, to fund a portion of its contribution to the Joint Venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $7,677,179 is recorded as a liability by the Partnership in accordance with the Joint Venture Agreement. The mortgage payable bears interest at a fixed rate of 7.43%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 96% at December 31, 1999.

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)          December 30, 2026.

The Partnership contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties IV contributed land valued at $790,000 with an outstanding note of $550,000 which was secured by the land. The Partnership also contributed the funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 1999.

----------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 95% at December 31, 1999.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1999, the properties under construction in the respective vicinities in which the properties are located are as follows: In close proximity to Sabal Park Apartments and Golf Brook Apartments, there are four apartment complexes under construction. The complexes consist of 360 units, 551 units, 452 units and 310 units with expected completion dates of January 2000, March 2000, July 2000 and December 2000, respectively. In the vicinity near Park Place Apartments, there are currently 320 apartment units currently under construction which are scheduled to be completed during the fourth quarter of 2000. In the vicinity of Willow Lake Apartments, there are currently 200 to 300 apartment units under construction which are scheduled to be completed during the second quarter of 2000. At this time it is unknown the effect these new units will have on occupancy at the Partnership's properties. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates VI, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VI. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $497,764 for the year ended December 31, 1999. $446,741 was received from the residential properties and $51,023 was received from the commercial property. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from residential properties.

------------------------------------

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1999, the Management Agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

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

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. See Item 8 Note 9 for information regarding the Partnership's related party transactions.

Governmental Contracts and Regulations
--------------------------------------

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.  Legal Proceedings
         -----------------

The Partnership has been sued by Elder Construction & Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder
                                                                   -----
Construction & Associates, Inc. V. NTS Development Company, Frontier Insurance
------------------------------------------------------------------------------
Company, NTS-Properties VI, a Maryland limited partnership, NTS-Properties
--------------------------------------------------------------------------
Associates VI, and NTS Capital Corporation.  All of the named NTS entities are
------------------------------------------
represented by Middleton & Reutlinger, a local law firm.

Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. After being removed from the job for its failure to provide its services in a professional, diligent and workmanlike manner, a complaint was filed on behalf of Elder Construction in November 1999, alleging, inter alia, breach of contract. The Complaint requested judgement against the defendants in the amount of $233,122 plus interest and other relief against the defendants.

The Partnership and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach of contract. Discovery is proceeding, but because the case is in the early discovery phase an outcome cannot be predicted at present. The principals of the NTS defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the defendants of counterclaims against Elder Construction.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.        Market for Registrant's Limited Partnership Interests and Related
               -----------------------------------------------------------------
               Partner Matters
               ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 3,227 limited partners as of February 29, 2000. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1999 financial statements.

Annual distributions totaling $10.00, $12.50 and $20.00 per limited partnership unit were paid during the years ended December 31, 1999, 1998 and 1997, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:

                           1999                 1998                 1997
                           ----                 ----                 ----


First quarter          $   2.50             $   5.00             $   5.00
Second quarter             2.50                 2.50                 5.00
Third quarter              2.50                 2.50                 5.00
Fourth quarter             2.50                 2.50                 5.00
                        -------              -------              -------

                       $  10.00             $  12.50             $  20.00
                        =======              =======              =======


The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1999, 1998 and 1997.

                          Net Income                Cash
                           (Loss)               Distributions         Return of
                          Allocated                Declared            Capital
                          ---------                --------            -------
Limited Partners:
              1999      $ (185,285)              $  396,514          $ 396,514
              1998         453,154                  515,339             62,185
              1997         106,042                  853,625            747,583

General Partners:
              1999      $   (1,872)              $    4,005          $   4,005
              1998           4,577                    5,206                629
              1997           1,071                    8,622              7,551

On March 21, 2000, the Partnership notified its limited partners that it would be suspending distributions starting January 1, 2000. The suspension is necessary due to significant capital improvements essential to maintaining the buildings and facilities owned by the Partnership at Willow Lake Apartments, Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments.

The Partnership's cash position will be evaluated on an ongoing basis to determine when resumption of distributions is appropriate.

Item 6.  Selected Financial Data
         -----------------------

Years ended December 31, 1999, 1998, 1997, 1996 and 1995.
                                                   1999          1998            1997             1996           1995
                                                   ----          ----            ----             ----           ----
Total revenues                               $  9,576,976    $  9,835,496    $  9,608,273    $  9,670,261    $  8,939,055

Total expenses                                 (9,764,133)     (9,377,765)     (9,402,616)     (9,443,207)     (9,266,749)
                                             ------------    ------------    ------------    ------------    ------------
Income(loss) before
 extraordinary item                              (187,157)        457,731         205,657         227,054        (327,694)
Extraordinary item(1)                                --              --           (98,544)           --              --
                                             ------------    ------------    ------------    ------------    ------------

Net income (loss)                            $   (187,157)   $    457,731    $    107,113    $    227,054    $   (327,694)
                                             ============    ============    ============    ============    ============

Net income (loss) allocated to:
 General Partner                             $     (1,872)   $      4,577    $      1,071    $      2,271    $     (3,277)
 Limited partners                            $   (185,285)   $    453,154    $    106,042    $    224,783    $   (324,417)

Net income (loss) per
 limited partnership
 unit                                        $      (4.66)   $      10.96    $       2.48    $       4.97    $      (6.84)

Weighted average
 number of limited
 partnership units                                 39,751          41,334          42,817          45,243          47,435

Cumulative net income (loss) allocated to:
 General Partner                             $    (72,160)   $    (70,288)   $    (74,865)   $    (75,936)   $    (78,207)
 Limited partners                            $(11,934,430)   $(11,749,145)   $(12,202,299)   $(12,308,341)   $(12,533,124)

Cumulative net
 taxable income
 (loss) allocated to:
  General Partner                            $    111,613    $    104,550    $    102,664    $  1,192,830    $     78,617
  Limited partners                           $(15,165,626)   $(14,759,062)   $(15,174,826)   $(16,357,888)   $(15,401,294)

Distributions
 declared:
  General Partner                            $      4,005    $      5,206    $      8,622    $      8,950    $      9,583
  Limited partners                           $    396,514    $    515,339    $    853,625    $    886,000    $    948,700

Cumulative
 distributions
 declared:
  General Partner                            $    121,277    $    117,272    $    112,066    $    103,444    $     94,494
  Limited partners                           $ 12,006,384    $ 11,609,870    $ 11,094,531    $ 10,240,906    $  9,354,906

At year end:
 Cash and equivalents                        $       --      $    362,822    $    276,891    $    640,541    $    393,552

Investment
 securities                                  $       --      $       --      $  1,562,813    $  1,085,267    $  1,151,355

Land, buildings and
 amenities, net                              $ 48,357,129    $ 41,751,683    $ 40,435,367    $ 42,151,295    $ 42,196,272

Total assets                                 $ 49,210,650    $ 43,179,405    $ 43,289,608    $ 44,771,802    $ 46,813,791

Mortgages payable                            $ 33,312,443    $ 27,119,180    $ 26,872,563    $ 27,403,056    $ 27,653,044

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

See Item 8 Note 7 for information regarding the extraordinary item.

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

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:

                              Percentage
                              Ownership
                              at 12/31/99    1999 (2)     1998       1997
                              -----------    --------     ----       ----
Wholly-Owned Properties
-----------------------

Sabal Park Apartments            100%          99%         94%        97%

Park Place Apartments
Phase I                          100%          89%         80%        89%

Willow Lake Apartments           100%          82%         81%        88%

Park Place Apartments
Phase III                        100%          50% (3)     N/A        N/A

Properties Owned in Joint
-------------------------
Venture with
------------
NTS- Properties IV
------------------

Golf Brook Apartments (1)         96%          95%         96%        96%

Plainview Point III
Office Center                     95%          86%         81%        96%

(1) In the opinion of the General Partners of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(3) Park Place Apartments Phase III had 34 units available for lease at December 31, 1999 of which 17 were leased.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations - Continued
----------------------

Occupancy Levels - Continued
----------------------------

The average occupancy levels at the Partnership's properties as of December 31 were as follows:

                              Percentage
                              Ownership
                             at 12/31/99     1999        1998           1997
                             -----------     ----        ----           ----
Wholly-Owned Properties
-----------------------

Sabal Park Apartments            100%         96%         95%            92%

Park Place Apartments
Phase I                          100%         89%         85%            91%

Willow Lake Apartments (1)       100%         78%         93%            90%

Park Place Apartments
Phase III                        100%        N/A (2)      N/A            N/A

Properties Owned in Joint
-------------------------
Venture with
------------
NTS- Properties IV
------------------

Golf Brook Apartments (1)        96%          94%         96%            93%

Plainview Point III
Office Center (1)                95%          91%         92%            90%

(1) In the opinion of the General Partners of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Average occupancy is not applicable for Park Place Apartments Phase III due to the fact that the units did not start being certified for occupancy until September 1999. Because the units are being turned over to leasing at different times, the occupancy of one month is not comparable to the next month.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations - Continued
----------------------

Rental and Other Income
-----------------------

Rental and other income generated by the Partnership's properties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                               Percentage
                               Ownership
                              at 12/31/99    1999           1998         1997
                              -----------    ----           ----         ----
Wholly-Owned Properties
-----------------------

Sabal Park Apartments            100%      $1,911,772    $1,823,218   $1,725,980

Park Place Apartments
Phase I                          100%      $1,830,936    $1,787,227   $1,896,871

Willow Lake Apartments           100%      $2,105,852    $2,409,227   $2,412,609

Park Place Apartments
Phase III                        100%      $   37,077        N/A         N/A

Properties Owned in Joint
-------------------------
Venture with
------------
NTS- Properties IV
------------------

Golf Brook Apartments            96%       $2,861,714    $2,926,168   $2,747,335

Plainview Point III
Office Center                    95%       $  810,536    $  781,388   $  737,948

Revenues shown in the table on the previous page for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending December 31, 1999, 1998 and 1997. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income decreased approximately $163,000 or 2% from 1998 to 1999. The decrease in rental income was mainly a result of decreased average occupancy at Willow Lake Apartments, Golf Brook Apartments, and Plainview Point III Office Center and decreased cost recovery income at Plainview Point III Office Center. All leases at the Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These decreases are partially offset by income from a letter of credit at Plainview Point III Office Center upon the default of a tenant's lease, increased rental rates at Sabal Park Apartments and Willow Lake Apartments, water and sewer income collected at Golf Brook Apartments and Sabal Park Apartments, increased average occupancy at Park Place Apartments Phase I and Sabal Park Apartments and income collected from Park Place Apartments Phase III.

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

Year ending occupancy percentage represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire year's results.

Management's  Discussion  and  Analysis  of  Financial  Condition and Results of
--------------------------------------------------------------------------------
Operations - Continued
----------------------

Interest and other income includes interest income from investments made by the Partnership with cash reserves. Interest income decreased approximately $95,700 or 68% in 1999 primarily as a result of the Partnership holding no investments in 1999 and therefore earning no interest.

Operating expenses decreased approximately $115,000 or 4% in 1999 due primarily to the following: 1) decreased advertising costs at Sabal Park Apartments, Golf Brook Apartments and Park Place Apartments Phase I, 2) decreased floor covering costs and repair and maintenance costs at Golf Brook Apartments and 3) decreased repair and maintenance costs at Sabal Park Apartments. These decreases are partially offset by increased floor covering costs and landscaping costs at Sabal Park Apartments and Willow Lake Apartments, increased repair and maintenance costs and advertising costs at Willow Lake Apartments, increased parking lot repairs at Golf Brook Apartments and expenses incurred (mainly advertising expenses) at Park Place Apartments Phase III.

Operating expenses increased approximately $85,000 or 3% in 1998 due primarily to the following: 1) increased apartment renovation costs at Sabal Park Apartments and Golf Brook Apartments (replacing wallpaper with texturized walls which require less maintenance in the future, 2)increased repair and maintenance costs at Sabal Park Apartments, 3) the parking lot was re-sealed and striped at Plainview Point III Office Center during 1998 and 4) increased advertising costs at all the Partnership's residential properties. The increases are partially offset by decreased repair and maintenance costs at Park Place Apartments Phase I and decreased utility, repair and maintenance costs and carpet replacement costs at Willow Lake Apartments.

Operating expenses - affiliated increased approximately $77,300 or 6% in 1999 primarily as a result of increased property management costs at all of the Partnership's underlying properties. The increase is also a result of increased leasing salaries and commissions at Sabal Park Apartments, Golf Brook Apartments and Park Place Apartments Phase I and increased administrative salary costs at Sabal Park Apartments and Golf Brook Apartments. These increases are partially offset by decreased leasing salaries and commissions at Willow Lake Apartments. Operating expenses - affiliated are expenses incurred for services by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Operating expenses - affiliated increased approximately $128,000 or 12% in 1998 primarily as a result of increased property management costs and the fact that in years past, apartment managers and maintenance supervisors received free rent as part of their compensation. Beginning in 1998, free rent for these individuals was discontinued and their base salary was increased.

The 1999 write-off of unamortized land improvements and amenities can be attributed to Golf Brook Apartments, Sabal Park Apartments, Willow Lake Apartments and Plainview Point III Office Center. The write-offs are the result of various property renovations, including painting and the replacement of exterior wood at Sabal Park Apartments and Golf Brook Apartments, roof replacement at Willow Lake Apartments and carpet replacement at Plainview Point III Office Center. The write-offs represent the costs of unamortized assets, which were replaced as a result of the renovations.

The 1998 write-off of unamortized land improvements and amenities can be attributed to Park Place Apartments Phase I and Willow Lake Apartments. The write-offs are the result of property renovations at Park Place Apartments Phase I for signage and deck replacements and Willow Lake Apartments for roof replacements.

Management's Discussion and Analysis  of  Financial  Condition  and  Results  of
--------------------------------------------------------------------------------
Operations - Continued
----------------------

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

Interest expense decreased approximately $230,000 or 11% in 1998 as a result of the new debt financings at lower interest rates which were obtained May 15, September 12, and October 8, 1997. The $9,200,000 mortgage, which was paid off May 15, 1997, had an interest rate of 8.625% compared to 7.43% on the new $9,000,000 loan. The approximately $8,500,000 which was paid off September 12, 1997, had an interest rate of 9.20% compared to 7.32% on the new $8,500,000 loan. The approximately $3,900,000 and $950,000 mortgages, which were paid off October 8, 1997, had an interest rate of 8.375% compared to 7.74% on the new $5,000,000 loan. Interest expense decreased in 1998 due to the Partnership's decreasing debt level as a result of principal payments made.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes increased approximately $69,500 or 8.5% in 1999 primarily due to additional accruals necessary related to estimated property taxes for Willows Lake Apartments. The increase is also the result of increased assessments for Sabal Park Apartments and Golf Brook Apartments.

Real estate taxes increased approximately $36,000 or 5% in 1998 as a result of increased assessments for Sabal Park Apartments and Golf Brook Apartments.

Professional and administrative expenses increased approximately $65,600 or 35% in 1999 primarily as a result of legal costs incurred in connection with tender offers (see below for information regarding the Tender Offers), increased legal costs for general services and increased employee search fees and temporary services due to various vacant positions.

Professional and administrative expenses increased approximately $35,000 or 24% in 1998 primarily as a result of costs incurred in connection with the Tender Offer. See below for information regarding the Tender Offer.

Professional and administrative expenses - affiliated decreased approximately $48,000 or 16% in 1998 primarily as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate General Partner of the Partnership.

Depreciation and amortization expense increased approximately $79,700 or 4% in 1999 primarily as a result of the capitalization of a portion of Park Place Apartments Phase III's construction costs (approximately $4,317,000), tenant finish at Plainview Point III Office Center, computers and software for the Partnership and signage projects at Sabal Park Apartments and Golf Brook Apartments, net of retirements. The increase is partially offset by original land and building improvements at the Partnership's underlying properties becoming fully depreciated.

Management's Discussion  and Analysis  of  Financial  Condition  and  Results of
--------------------------------------------------------------------------------
Operations - Continued
----------------------

Depreciation and amortization expense decreased approximately $108,000 or 6% in 1998 as a result of original land improvements at Park Place Apartments Phase I, Willow Lake Apartments and Golf Brook Apartments becoming fully depreciated and as a result of decreased loan cost amortization.

Depreciation is computed using the straight-line method over the useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building and improvements and 3-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $62,358,000.

Consolidated Cash Flows and Financial Conditions
------------------------------------------------

The majority of the Partnership's cash flow is typically derived from operating activities. Cash flows used in investing activities are for tenant finish improvements, other capital improvements at the Partnership's properties and construction of Park Place Apartments Phase III. Changes to current tenant improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions have been funded by cash flow from operations. Park Place Apartments Phase III construction costs have been funded by debt financing, cash reserves and cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership had periodically purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, repurchase of limited partnership Units and payment of loan costs. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units through the Interest Repurchase Program or the Tender Offers (1999 and 1998). Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds from mortgage loans.

Cash flows provided by (used in):

                                 1999              1998              1997
                                 ----              ----              ----
Operating activities        $ 2,352,042        $ 2,336,661       $ 2,131,543
Investing activities         (8,091,884)        (1,147,264)         (588,096)
Financing activities          5,377,020         (1,103,466)       (1,907,097)
                             -----------        -----------       -----------
Net increase (decrease) in
cash and equivalents        $  (362,822)       $    85,931       $  (363,650)
                             ===========        ===========       ===========


Net cash provided by operating activities increased approximately $15,300 or 1% in 1999 primarily due to an increase in accounts payable - operations partially offset by decreased net income.

Net cash provided by operating activities increased approximately $205,000 or 10% to $2,336,661 in 1998. This increase was driven by an increase in net income.

------------------------------------------------------------

The increase in net cash used in investing activities in 1999 was primarily due to increased capital expenditures (construction of Park Place Apartments Phase III continued in 1999). The increase in net cash used in investing activities in 1998 was primarily due to increased capital expenditures (began construction of Park Place Apartments Phase III in 1998) partially offset by the maturity of investment securities exceeding the purchase of investment securities.

The increase in net cash provided by financing activities in 1999 was primarily due to increased proceeds from mortgage loans (draws on the Park Place Phase III loan and a new loan secured by Plainview Point III Office Center) and decreased cash distributions.

The decrease in net cash used in financing activities in 1998 was primarily due to a decrease in principal payments made on mortgages payable as a result of debt refinancing done in 1997. The decrease was also a result of decreased distributions paid and decreased loan costs. The decrease is partially offset by increased repurchases of limited partnership Units.

During the year ended  December 31, 1999,  the  Partnership  used cash flow from operations and cash on hand to make a 1.00% (annualized) distribution of $400,519. During the year ended December 31, 1998, the Partnership used cash flow from operations and cash on hand to make a 1.25% (annualized) distribution of $520,545. During the year ended December 31, 1997, the Partnership used cash flow from operations and cash on hand to make a 2% (annualized) distribution of $862,000. Cash distributions were reduced from 2% to 1% per quarter, effective June 30, 1998, as a result of capital improvements at the Partnership's properties including the construction of Park Place Apartments Phase III. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after the construction of Park Place Apartments Phase III and other capital improvements are funded and adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations, cash reserves and the remaining funds available on the $12,200,000 mortgage payable (balance is $11,186,637 at December 31, 1999) will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $0, $362,822 and $1,839,704 at December 31, 1999, 1998 and 1997, respectively.

The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1999 except for the completion of Park Place Apartments Phase III, as discussed below.

------------------------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1999, 1998 and 1997.

                                                  Cash
                         Net Income           Distributions            Return of
                         Allocated              Declared                Capital
                         ---------              --------                -------
Limited Partners:
                1999   $ (185,285)             $   396,514            $  396,514
                1998      453,154                  515,339                62,185
                1997      106,042                  853,625               747,583
General Partner:
                1999   $   (1,872)             $     4,005            $    4,005
                1998        4,577                    5,206                   629
                1997        1,071                    8,622                 7,551

On March 21, 2000, the Partnership notified its limited partners that it would be suspending distributions starting January 1, 2000. The suspension is necessary due to significant capital improvements essential to maintaining the buildings and facilities owned by the Partnership at Willow Lake Apartments, Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments.

The Partnership's cash position will be evaluated on an ongoing basis to determine when resumption of distributions is appropriate.

The demand on future liquidity has increased as a result of the construction of Park Place Apartments Phase III (152 units) on the 15 acres of land the Partnership owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. Construction began in 1998 and is expected to be completed in May 2000. It is currently estimated that the total cost of the project will be $11,000,000. Construction costs are being funded by $7,200,000 of loan proceeds from the Park Place Apartments Phase I and III loan, a portion of the $2,500,000 loan proceeds from the Plainview Point III Office Center loan, cash from operations and cash reserves. As of December 31, 1999, $1,013,363 is available on the mortgage payable for construction costs. Through December 31, 1999, approximately $9,769,000 of cost had been incurred.

Construction in progress included in land, buildings and amenities on the December 31, 1999 Balance Sheet relates primarily to Park Place Apartments Phase
III. Included in the cost of approximately $5,194,000 is approximately $5,100,000 related directly to Phase III construction. The remaining costs of $94,000 relate to clubhouse costs at Park Place Apartments Phase I and III and tenant finish costs at Plainview Point III Office Center.

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs which will be required to renew the current leases that expire during 2000 or obtain new tenants are unknown.

The Partnership has also started renovations of the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments during 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $630,000. The Partnership is funding the renovations partly from cash flow from operations and partly from financing in the amount of $2,500,000 which is secured by Plainview Point III Office Center. The remaining proceeds are being used to fund a portion of the capital expenditures at Park Place Apartments Phase III and Plainview Point III Office Center.

------------------------------------------------------------

The demand on future liquidity will also increase as a result of the replacement of the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Phase I apartments (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total cost of replacing all of the roofs is estimated to be $1,000,000 ($20,000 per building).

Such demand as discussed above will be managed by the General Partner via funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

The Partnership had no other material commitments for renovations or capital expenditures at December 31, 1999.

Pursuant to Section 61.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $400,000, $300,000 and $705,380, respectively, to the reserve. Through October 25, 1998 (the commencement of the First Tender Offer), the Partnership had repurchased a total of 6,846 Units for $1,861,200 at a price ranging from $250 to $350 per unit. The Offering price per unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On October 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,250 of the Partnership's limited Partnership Units at a price of $350 per Unit. The initial expiration date of the First Tender Offer was January 18, 1999, and this expiration date was subsequently extended through March 31, 1999. A total of 2,103 Units were tendered and the bidders accepted all Units tendered. The Partnership repurchased 750 Units at a cost of $262,500 and ORIG, LLC purchased 1,353 Units at a total cost of $473,550. The expenses associated with the First Tender Offer were approximately $52,000. Units that were acquired by the Partnership were retired. Units that were acquired by ORIG, LLC were held by it. The General Partner, NTS-Properties Associates VI, did not participate in the First Tender Offer.

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

------------------------------------------------------------

Under the terms of the Second Tender Offer, the Second Tender Offer expired on September 30, 1999. As of that date, 2,801 Units were tendered, pursuant to the Second Tender Offer, and the bidders accepted all Units tendered. The Partnership purchased 500 Units at a cost of $185,000 and ORIG, LLC purchased 2,301 Units at a cost of $851,370. The expenses associated with administering the Second Tender Offer were approximately $38,000. The General Partner, NTS-Properties Associates VI, did not participate in the Second Tender Offer.

On November 9, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 of the Partnership's limited partnership Units at a price of $380 per Unit as of the date of the Third Tender Offer. The Third Tender Offer stated that the Partnership would purchase the first 250 Units tendered and would fund its purchases and its portions of the expenses from cash flow from operations. If more than 250 Units were tendered, ORIG, LLC would purchase up to an additional 250 Units. If more than 500 Units were tendered, the bidders could choose to acquire the additional Units on a pro rata basis.

On December 23, 1999, the Third Tender Offer expired. As of that date a total of 1,085 Units were tendered, pursuant to the Third Tender Offer, and the bidders accepted all Units tendered. The Partnership purchased 250 Units at a cost of $95,000 and ORIG, LLC purchased 835 Units at a cost of $317,300. The expenses associated with administering the Third Tender Offer were approximately $13,500. Units that were acquired by the Partnership have been retired. Units that were acquired by ORIG, LLC are being held by it. The General Partner, NTS-Properties Associates VI, did not participate in the Third Tender Offer.

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

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

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties Associates VI, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advance management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a windows based network system both for NTS' headquarter functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to replace PILOT.

---------------------

This system is fully implemented and operational as of December 31, 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998. There have been no Year 2000 related problems with either system.

The cost of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the of the costs involved were approximately $19,000 in 1998 and approximately $81,000 in 1999. These costs include primarily the purchase, lease and maintenance of hardware and software.

At the date of this filing the Partnership did not experience any significant operating issues relative to the Year 2000 issue. Despite diligent preparation, unanticipated third-party failures, inability of the Partnership's tenants to pay rent when due, more general public infrastructure failures or failure of NTS' remediation efforts as planned could have a material adverse impact on the Partnership's results of operations, financial conditions and/or cash flows in 2000 and beyond.

Cautionary Statements
---------------------

Some of the  statements  included in Items 1 and 2, Business and  Properties and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Managements's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of commercial office buildings and apartment complexes. If a major commercial tenant or a large number of apartment leases defaults on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

The Partnership plans to replace the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Phase I apartments (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,298,001 note payable that bears interest at the Euro-Rate plus 225 basis points and the $52,500 note payable that bears interest at the Prime Rate + 1%. At December 31, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $904,300 decrease in the fair value of debt and an approximately $23,500 increase in interest expense.

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties VI, a Maryland Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 49 through 52 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP



Louisville, Kentucky
March 24, 2000

                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

                                              1999           1998
                                              ----           ----
ASSETS
Cash and equivalents                      $      --     $   362,822
Cash and equivalents - restricted             206,697       446,097
Accounts receivable                           195,399       125,474
Land, buildings and amenities, net         48,357,129    41,751,683
Other assets                                  451,425       493,329
                                          -----------   -----------

                                          $49,210,650   $43,179,405
                                          ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                $33,312,443   $27,119,180
Accounts payable-operations                   573,834       245,279
Accounts payable-construction                 831,677       319,757
Retainage payable                             245,164       141,280
Distributions payable                            --         102,497
Security deposits                             214,523       222,794
Other liabilities                             221,597        87,030
                                          -----------   -----------

                                           35,399,238    28,237,817


Commitments and contingencies (Note 10)


Partners' equity                           13,811,412    14,941,588
                                          -----------   -----------

                                          $49,210,650   $43,179,405
                                          ===========   ===========


The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                                          1999           1998          1997
                                                          ----           ----          ----
Revenues:
---------
Rental income                                         $ 9,532,786    $ 9,695,585   $ 9,493,634
Interest and other income                                  44,190        139,911       114,639
                                                      -----------    -----------   -----------

                                                        9,576,976      9,835,496     9,608,273
Expenses:
---------

Operating expenses                                      2,465,394      2,580,618     2,495,455
Operating expenses - affiliated                         1,296,779      1,219,445     1,091,454
Write-off of unamortized land
improvements and amenities                                255,006         65,060          --
Interest expense                                        1,986,488      1,962,133     2,194,368
Management fees                                           497,764        494,494       480,335
Real estate taxes                                         884,921        815,422       779,214
Professional and administrative
expenses                                                  252,152        186,533       150,846
Professional and administrative
expenses - affiliated                                     243,615        251,719       300,159
Depreciation and amortization                           1,882,014      1,802,341     1,910,785
                                                      -----------    -----------   -----------

                                                        9,764,133      9,377,765     9,402,616
                                                      -----------    -----------   -----------


Income(loss) before extraordinary item                   (187,157)       457,731       205,657
Extraordinary item:
Write-off unamortized loan costs                             --             --         (98,544)
                                                      -----------    -----------   -----------

Net income(loss)                                      $  (187,157)   $   457,731   $   107,113
                                                      ===========    ===========   ===========


Net income(loss) allocated to the limited partners:

Income(loss) before extraordinary                     $  (185,285)   $   453,154   $   203,600
item
Extraordinary item                                           --             --         (97,558)
                                                      -----------    -----------   -----------

Net income(loss)                                      $  (185,285)   $   453,154   $   106,042
                                                      ===========    ===========   ===========


Net income(loss) per limited partnership Unit:

Income(loss) before extraordinary                     $     (4.66)   $     10.96   $      4.76
item
Extraordinary item                                           --             --           (2.28)
                                                      -----------    -----------   -----------

Net income(loss)                                      $     (4.66)   $     10.96   $      2.48
                                                      ===========    ===========   ===========

Weighted average number of limited
partnership units                                          39,751         41,334        42,817
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

                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

                       STATEMENTS OF PARTNERS' EQUITY (1)
                       ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

                                        Limited         General
                                        Partners        Partners        Total
                                        --------        --------        -----
Balances at December 31, 1996       $ 16,679,266    $   (179,280)   $ 16,499,986

Net income                               106,042           1,071         107,113

Distributions declared                  (853,625)         (8,622)       (862,247)

Repurchase of limited partnership
 Units                                   (41,500)           --           (41,500)
                                    ------------    ------------    ------------

Balances at December 31, 1997         15,890,183        (186,831)     15,703,352

Net income                               453,154           4,577         457,731

Distributions declared                  (515,339)         (5,206)       (520,545)

Repurchase of limited partnership
 Units                                  (698,950)           --          (698,950)
                                    ------------    ------------    ------------

Balances at December 31, 1998         15,129,048        (187,460)     14,941,588

Net (loss)                              (185,285)         (1,872)       (187,157)

Distribution declared                   (396,514)         (4,005)       (400,519)

Repurchase of limited partnership
 Units                                  (542,500)           --          (542,500)
                                    ------------    ------------    ------------
Balances at December 31, 1999       $ 14,004,749    $   (193,337)   $ 13,811,412
                                    ============    ============    ============

The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board,Statement of Financial Accounting Standards Statement No. 130, Reporting
                                                                       ---------
         Comprehensive Income.
         ---------------------

                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

                                                        1999            1998            1997
                                                        ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income(loss)                                  $   (187,157)   $    457,731    $    107,113
Adjustments to reconcile net income to net cash
provided by operating activities:
 Accrued interest on investment securities                --            11,426          (4,048)
 Amortization of capitalized leasing costs                --              --             2,244
 Write-off of unamortized land improvements
  and amenities                                        255,006          65,060            --
 Write-off unamortized loan costs                         --              --            98,544
 Depreciation and amortization                       1,882,014       1,802,341       1,910,785
 Changes in assets and liabilities:
  Cash and equivalents - restricted                    (23,100)          6,491         141,609
  Accounts receivable                                  (69,925)        (14,322)         25,242
  Other assets                                          40,353         (47,168)          2,121
  Accounts payable-operations                          328,555          50,114        (154,003)
  Security deposits                                     (8,271)        (14,707)        (13,313)
  Other liabilities                                    134,567          19,695          15,249
                                                  ------------    ------------    ------------

 Net cash provided by operating activities           2,352,042       2,336,661       2,131,543
                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities          (8,707,688)     (3,159,688)       (114,598)
Account payable - construction                         615,804         461,037            --
Purchase of investment securities                         --        (1,004,314)     (3,931,387)
Maturity of investment securities                         --         2,555,701       3,457,889
                                                  ------------    ------------    ------------

 Net cash used in investing activities              (8,091,884)     (1,147,264)       (588,096)
                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable             (1,639,716)     (1,010,041)    (27,730,493)
Proceeds from mortgage loans and note payable        7,832,979       1,256,658      27,200,000
Cash distributions                                    (503,017)       (631,736)       (865,252)
Repurchase of limited partnership Units               (542,500)       (698,950)        (41,500)
Additions to loan costs                                (33,226)        (74,377)       (211,352)
Cash and equivalents - restricted                      262,500          54,980        (258,500)
                                                  ------------    ------------    ------------

 Net cash provided by (used in) financing            5,377,020      (1,103,466)     (1,907,097)
  activities                                      ------------    ------------    ------------

 Net increase (decrease) in cash and
  equivalents                                         (362,822)         85,931        (363,650)

CASH AND EQUIVALENTS, beginning of year                362,822         276,891         640,541
                                                  ------------    ------------    ------------

CASH AND EQUIVALENTS, end of year                 $       --      $    362,822    $    276,891
                                                  ============    ============    ============

Interest paid on a cash basis                     $  2,014,332    $  1,965,603    $  2,284,228
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

                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

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

                  The Partnership owns and operates the following properties:

                  - Sabal Park Apartments, a 162-unit luxury apartment complex in Orlando, Florida

                  - Park Place Apartments Phase I, a 180-unit luxury apartment complex in Lexington, Kentucky

                  - Willow Lake Apartments, a 207-unit luxury apartment complex in Indianapolis, Indiana

                  - Park Place Apartments Phase III, a 152-unit luxury apartment complex in Lexington, Kentucky currently under construction (68 units have been certified for occupancy at December 31, 1999)

                  -        A  96%  joint   venture   interest   in  Golf   Brook
                           Apartments, a 195- unit luxury apartment complex in Orlando, Florida

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

                  Net Operating Income in excess of cash distributions and Net Gains from Sales shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their Original Capital less cash distributions except distributions of Pre-Termination Date Net Cash Receipts; (3) the balance, 80% to the limited partners and 20% to the General Partner. Net Operating Losses shall be allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying Financial Statements.

         -------------------------------------------

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

                  A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                1999                1998                 1997
                                ----                ----                 ----

Net income (loss)            $(187,157)           $ 457,731           $ 107,113

Items handled differently
 for tax purposes:

  Depreciation and
   amortization               (198,220)            (117,115)            (86,287)
  Retirement of fixed
   assets                     (125,914)              15,420                --
  Capitalized leasing
   costs                        86,459               51,951              34,898
  Rental income                 25,331                9,664              37,172
                              ---------            ---------           ---------

Taxable income (loss)        $(399,501)           $ 417,651           $  92,896
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

         F)       Joint Venture Accounting
                  ------------------------

                  Since inception, the Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

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

         H)       Investment Securities
                  ---------------------

                  Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership held the securities until maturity. During 1999, 1998 and 1997, the Partnership sold no investment securities.

                  As of December 31, 1999 and 1998, the Partnership held no investment securities with initial maturities greater than three months.

         I)       Basis of Property and Depreciation
                  ----------------------------------

                  Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

                  Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1999, 1998 and 1997 did not result in an impairment loss.

        J)        Rental Income and Deferred Leasing Commissions
                  ----------------------------------------------

                  Certain of the Partnership's lease agreements at Plainview Point III Office Center are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $44,671 and $42,584 at December 31, 1999 and 1998, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

         K)       Advertising
                  -----------

                  The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1999, 1998 and 1997.

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

                  The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 96% at December 31, 1999. The Partnership's share of the joint venture's revenues was $2,861,714 (1999), $2,926,168 (1998)
                  and $2,747,335 (1997). The Partnership's share of the joint venture's expenses was $1,992,610 (1999), $1,899,120 (1998)
                  and $1,781,475 (1997).

         B)       Plainview Point III Joint Venture
                  ---------------------------------

                  In 1987, the Partnership entered into a joint venture agreement with NTS-Properties IV to develop and construct an approximately 62,000 square foot office building located in Louisville, Kentucky known as Plainview Point III Office Center.

                  NTS-Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was
                  secured  by  the  land.  The   Partnership   contributed   the
                  construction and carrying costs of the complex. The Partnership made contributions of approximately $4,100,000 for construction and carrying costs and retired the $550,000 note payable in 1987, which increased the Partnership's percentage interest in the joint venture. The net income and net loss is allocated based on the respective partnership's contribution as of the end of each calendar quarter. The Partnership's ownership share was 95% at December 31, 1999. The Partnership's share of the joint venture's revenues was $810,536 (1999), $781,388 (1998) and $737,948 (1997). The
                  Partnership's share of the joint venture's expenses was $675,165 (1999), $848,332 (1998) and $805,215 (1997).

4.       Land, Buildings and Amenities
         -----------------------------

         The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                            1999                  1998
                                            ----                  ----

Land and improvements                    $15,867,093           $14,899,011
Buildings, improvements and
 amenities                                58,454,877            51,514,528
                                          ----------            ----------

                                          74,321,970            66,413,539
Less accumulated depreciation             25,964,841            24,661,856
                                          ----------            ----------

                                         $48,357,129           $41,751,683
                                          ==========            ==========

5.       Interest Repurchase Reserve
         ---------------------------

         Pursuant to Section 61.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $400,000, $300,000 and $705,380, respectively, to the reserve. Through October 25, 1998 (the commencement date of the First Tender Offer), the Partnership has repurchased a total of 6,846 Units for $1,861,200 at a price ranging from $250 to $350 per unit. The Offering price per unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

6.       Tender Offer
         ------------

         On October 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 1,250 of the Partnership's limited Partnership Units at a price of $350 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was January 18, 1999, and this expiration date was subsequently extended through March 31, 1999. A total of 2,103 Units were tendered and the bidders accepted all Units tendered. The Partnership repurchased 750 Units at a cost of $262,500 and ORIG, LLC purchased 1,353 Units at a cost of $473,550. The expenses associated with administering the First Tender Offer were approximately $52,000. The Units that were acquired by the Partnership were retired. Units that were acquired by ORIG, LLC are being held by it. The General Partner, NTS-Properties Associates VI, did not participate in the First Tender Offer.

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

         Under the terms of the Second Tender Offer, the Second Tender Offer expired on September 30, 1999. As of that date, 2,801 Units were tendered, pursuant to the Second Tender Offer, and the bidders accepted all Units tendered. The Partnership purchased 500 Units at a cost of $185,000 and ORIG, LLC purchased 2,301 Units at a cost of $851,370. The expenses associated with administering the Second Tender Offer are approximately $38,000. The General Partner, NTS-Properties Associates VI, did not participate in the Second Tender Offer.

         ------------------------

         On November 9, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 of the Partnership's limited partnership Units at a price of $380 per Unit as of the date of the Third Tender Offer. The Third Tender Offer stated that the Partnership would purchase the first 250 Units tendered and would fund its purchases and its portions of the expenses from cash flow from operations. If more than 250 Units were tendered, ORIG, LLC would purchase up to an additional 250 Units. If more than 500 Units were tendered, the bidders could choose to acquire the additional Units on a pro rata basis.

         On December 23, 1999, the Third Tender Offer expired. As of that date a total of 1,085 Units were tendered, pursuant to the Third Tender Offer, and the bidders accepted all Units tendered. The Partnership purchased 250 Units at a cost of $95,000 and ORIG, LLC purchased 835 Units at a cost of $317,300. The expenses associated with administering the Third Tender Offer were approximately $13,500. Units that were acquired by the Partnership have been retired. Units that were acquired by ORIG, LLC are being held by it. The General Partner, NTS-Properties Associates VI, did not participate in the Third Tender Offer. See Note 12 for further discussion on Tender Offers.

7.       Mortgages Payable
         -----------------

         Mortgages payable as of December 31 consist of the following:

                                                   1999                  1998
                                                   ----                  ----
Mortgage  payable  with an  insurance
company  bearing  interest at 7.74%,
due October 15, 2012 secured by certain
land, buildings and amenities                   $11,186,637          $ 6,151,658

Mortgage payable with an insurance company
bearing interest at 7.32%, due October 15,
2012 secured by certain land, buildings and
amenities                                         7,767,882            8,120,331

Mortgage payable with an insurance company
bearing interest at 7.43%, due May 15, 2009
secured by certain land, buildings and
amenities                                         7,677,179            8,220,270

Mortgage payable with an insurance company
bearing interest at 7.38%, due December 5,
2012 secured by certain land, buildings and
amenities                                         2,598,146            2,713,152

Note payable to a bank, currently bearing
interest at the Euro-Rate plus 225 basis
points, due June 23, 2002 secured by certain
land, buildings and amenities.  At December
31, 1999, the interest rate was
approximately 8.75%.                              2,298,001               --

Mortgage payable with an insurance company
bearing interest at 7.38%, due December 5,
2012 secured by certain land, buildings and
amenities.                                        1,732,098            1,808,769

Note payable to a bank, bearing interest at
the Prime Rate + 1%, due June 14, 2001
secured by certain land, buildings and
amenities                                            52,500              105,000
                                                 ----------           ----------
                                                $33,312,443          $27,119,180
                                                 ==========           ==========
                                     - 37 -

         -----------------------------

         The mortgages and note are payable in aggregate monthly installments of approximately $346,100 which includes principal, interest, property taxes and insurance.

         Scheduled maturities of debt are as follows:

         For the Years Ended December 31,                            Amount
         --------------------------------                            ------
                           2000                                   $ 1,481,650
                           2001                                     1,698,917
                           2002                                     3,628,418
                           2003                                     1,701,251
                           2004                                     1,806,978
                           Thereafter                              22,995,229
                                                                   ----------
                                                                  $33,312,443
                                                                   ==========
         Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $32,705,000.

         The mortgage payable with an outstanding balance of $11,186,637 as of December 31, 1999 has an additional availability of $1,013,363. The proceeds will be used to fund the construction of Park Place Apartments Phase III. See Note 10. Commitments and Contingencies for further information.

8.       Rental Income Under Operating Leases
         ------------------------------------

         The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1999:

         For the Years Ended December 31,                             Amount
         --------------------------------                             ------

                           2000                                   $   675,301
                           2001                                       513,914
                           2002                                       224,697
                           2003                                       203,902
                           2004                                        16,992
                           Thereafter                                   --
                                                                    ---------

                                                                  $ 1,634,806
                                                                    =========
9.       Related Party Transactions
         --------------------------

         Pursuant to an agreement with the Partnership, property management fees of $497,764 (1999), $494,494 (1998) and $480,335 (1997)were paid to NTS
         Development Company, an affiliate of the General Partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred
         $36,345  (1999),  $10,902  (1998)  and  $252  (1997)  as a  repair  and maintenance fee and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

         --------------------------------------

                                       1999             1998            1997
                                       ----             ----            ----

Administrative                     $  516,077      $  304,187      $  359,864
Property manager                      777,937         943,598         838,536
Leasing                               241,148         215,328         191,370
Construction manager (1)              439,920         225,759            --
Other                                  21,573          67,885          66,876
                                    ---------       ---------       ---------

                                   $1,996,655      $1,756,757      $1,456,646
                                    =========       =========       =========



         (1) These costs are capitalized as part of the construction costs of building Park Place Apartments Phase III. The capitalization of these costs is allowed per the construction manager agreement.

10.      Commitments and Contingencies
         -----------------------------

         The Partnership began construction of Park Place Apartments Phase III (152 units) during 1998 on the 15 acres of land it owns which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the cost of the project will be $11,000,000. Construction costs will be funded by loan proceeds of $7,200,000 from a mortgage loan obtained during 1997, cash reserves and cash flow from operations. Through December 31, 1999, approximately $9,769,000 of the cost had been incurred.

         Construction in progress included in land, buildings and amenities on the December 31, 1999 Balance Sheet relates primarily to Park Place Apartments Phase III. Included in the cost of approximately $5,194,000 is approximately $5,100,000 related directly to Phase III construction. The remaining costs of $94,000 relate to clubhouse costs at Park Place Apartments Phase I and III and tenant finish costs at Plainview Point III Office Center.

         The Partnership also started renovations of the community clubhouse at Park Place, Golf Brook and Sabal Park Apartments during fourth quarter 1999. It is currently estimated the aggregate cost for all three renovations will be approximately $630,000. The Partnership is funding the renovations partly from cash flow from operations and partly from financing in the amount of $2,500,000 which is secured by Plainview Point III Office Center. The remaining proceeds are being used to fund a portion of the capital expenditures at Park Place Apartments Phase III and Plainview Point III Office Center.

         The Partnership plans to replace the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Phase I apartments (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total cost of replacing all of the roofs is estimated to be $1,000,000 ($20,000 per building).

         Such demand as discussed above will be managed by the General Partner via funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

         The Partnership has been sued by Elder Construction & Associates,Inc.in Jefferson Circuit Court, Louisville,Kentucky, in a lawsuit styled Elder
                                                                           -----
         Construction &  Associates,  Inc. V.  NTS Development Company, Frontier
         -----------------------------------------------------------------------
         Insurance Company,NTS-Properties VI,a Maryland limited partnership,NTS-
         -----------------------------------------------------------------------
         Properties Associates VI, and NTS Capital Corporation. All of the named
         -----------------------------------------------------
         NTS entities are represented by Middleton & Reutlinger, a local law firm.

         -----------------------------------------

         Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. After being removed from the job for its failure to provide its services in a professional, diligent and
         workmanlike   manner,   a  complaint  was  filed  on  behalf  of  Elder
         Construction  in  November  1999,  alleging,   inter  alia,  breach  of
                                                        -----------
         contract. The Complaint requested judgement against the defendants in the amount of $233,122 plus interest and other relief against the defendants.

         The Partnership and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia,
                                                                     ----------
         breach of contract. Discovery is proceeding, but because the case is in the early discovery phase an outcome cannot be predicted at present. The principals of the NTS defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the defendants of counterclaims against Elder Construction. No amounts have been provided in the accompanying statements regarding this matter.

11.      Segment Reporting
         -----------------

         The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to apartment complexes known as Willow Lake, Park Place Phase I, Sabal Park, Park Place Phase III and Golf Brook. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Plainview Point III Office Center.

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

                                                    1999
                                                    ----

                          Residential            Commercial             Total
                          -----------            ----------             -----
Rental income             $ 8,723,497           $   809,289          $ 9,532,786
Other income                   23,854                 1,247               25,101
                           ----------            ----------           ----------

Total net revenues        $ 8,747,351           $   810,536          $ 9,557,887
                           ==========            ==========           ==========

Operating expenses        $ 3,399,964           $   362,209          $ 3,762,173
Write-off of unamortized
 building improvements        238,253                16,752              255,005
Management fees               446,741                51,023              497,764
Real estate taxes             852,601                32,320              884,921
Professional and
 administrative                 --                   47,520               47,520
Depreciation expense        1,603,539               165,341            1,768,880
                           ----------            ----------           ----------

Net income (loss)         $ 2,206,253           $   135,371          $ 2,341,624
                           ==========            ==========           ==========

Land, buildings and
 amenities, net           $45,397,693           $ 2,924,453          $48,322,146
                           ==========            ==========           ==========

Expenditures for land,
 buildings and amenities  $ 8,410,159           $   277,718          $ 8,687,877
                           ==========            ==========           ==========

Segment liabilities       $ 1,609,989           $   235,354          $ 1,845,343
                           ==========            ==========           ==========

         -----------------------------

                                                   1998
                                                   ----

                          Residential            Commercial             Total
                          -----------            ----------             -----
Rental income             $ 8,915,533           $   780,052          $ 9,695,585
Other income                   30,307                 1,336               31,643
                           ----------            ----------           ----------

Total net revenues        $ 8,945,840           $   781,388          $ 9,727,228
                           ==========            ==========           ==========

Operating expenses        $ 3,471,402           $   328,661          $ 3,800,063
Write-off of unamortized
 building improvements         64,617                   443               65,060
Management fees               448,081                46,413              494,494
Real estate taxes             782,331                33,091              815,422
Professional and
 administrative                 --                  285,120              285,120
Depreciation expense        1,525,398               154,604            1,680,002
                           ----------            ----------           ----------

Net income (loss)         $ 2,654,011           $  (66,944)          $ 2,587,067
                           ==========            ==========           ==========

Land, buildings and
 amenities, net           $34,671,679           $ 2,831,890          $37,503,569
                           ==========            ==========           ==========
Expenditures for
 land, buildings and
 amenities                $   508,775           $   141,520          $   650,295
                           ==========            ==========           ==========

Segment liabilities       $   345,753           $   514,576          $   860,329
                           ==========            ==========           ==========


                                                   1997
                                                   ----

                          Residential            Commercial             Total
                          -----------            ----------             -----
Rental income             $ 8,756,996           $   736,638          $ 9,493,634
Other income                   25,800                 1,310               27,110
                           ----------            ----------           ----------

Total net revenues        $ 8,782,796           $   737,948          $ 9,520,744
                           ==========            ==========           ==========

Operating expenses        $ 3,316,160           $   270,749          $ 3,586,909
Management fees               434,236                46,099              480,335
Real estate taxes             746,094                33,120              779,214
Professional and
 administrative                 --                  299,376              299,376
Depreciation expense        1,576,344               155,872            1,732,216
                           ----------            ----------           ----------

Net income (loss)         $ 2,709,962           $  (67,268)          $ 2,642,694
                           ==========            ==========           ==========

Land, buildings and
 amenities, net           $35,809,570           $ 2,851,342          $38,660,912
                           ==========            ==========           ==========
Expenditures for land,
 buildings and amenities  $    13,296           $     4,519          $    17,815
                           ==========            ==========           ==========

Segment liabilities       $   310,291           $   373,574          $   683,865
                           ==========            ==========           ==========

         -----------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                         1999           1998            1997
                                         ----           ----            ----
NET REVENUES
------------
Total revenues for reportable
 segments                           $  9,557,887    $  9,727,228    $  9,520,744
Other income at Partnership level         19,089         108,268          87,529
                                    ------------    ------------    ------------
Total consolidated net revenues     $  9,576,976    $  9,835,496    $  9,608,273
                                    ============    ============    ============

PROFESSIONAL AND ADMINISTRATIVE
-------------------------------
Total professional and
 administrative for reportable
 segments                           $     47,520    $    285,120    $    299,376
Professional and administrative
 for Partnership level                   448,247         153,132         151,629
                                    ------------    ------------    ------------
Total professional and
 administrative                     $    495,767    $    438,252    $    451,005
                                    ============    ============    ============

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciations and
 amortization for reportable
 segments                           $  1,768,880    $  1,680,002    $  1,732,216
Depreciation and amortization for
Partnership level                        113,134         122,339         178,569
                                    ------------    ------------    ------------
Total depreciation and
 amortization                       $  1,882,014    $  1,802,341    $  1,910,785
                                    ============    ============    ============

NET INCOME (LOSS)
-----------------
Total net income (loss) for
 reportable segments                $  2,341,624    $  2,587,067    $  2,642,694
Net income (loss) for Partnership     (2,528,781)     (2,129,336)     (2,535,581)
                                    ------------    ------------    ------------
Total net income (loss)             $   (187,157)   $    457,731    $    107,113
                                    ============    ============    ============

LAND, BUILDINGS AND AMENITIES
-----------------------------
Total land, buildings and
 amenities for reportable
 segments                           $ 48,322,146    $ 37,503,569    $ 38,660,912
Partnership level                         34,983       4,248,114       1,774,455
                                    ------------    ------------    ------------
Total land, buildings and
 amenities                          $ 48,357,129    $ 41,751,683    $ 40,435,367
                                    ============    ============    ============

EXPENDITURES
------------
Total expenditures for land,
 buildings and amenities for
 reportable segments                $  8,687,877    $    650,295    $     17,815
Expenditures for land, buildings
 and amenities for Partnership
 level                                    19,811          19,061            --
Construction in progress at
 Partnership level                          --         2,490,332          96,783
                                    ------------    ------------    ------------
Total expenditures                  $  8,707,688    $  3,159,688    $    114,598
                                    ============    ============    ============

LIABILITIES
-----------
Total liabilities for reportable
 segments                           $  1,845,343    $    860,329    $    683,865
Liabilities for Partnership (1)       33,553,895      27,377,488      26,902,391
                                    ------------    ------------    ------------
Total liabilities                   $ 35,399,238    $ 28,237,817    $ 27,586,256
                                    ============    ============    ============

(1) These amounts primarily represent the mortgages held by the partnership secured by the assets of the operating segments.

12.      Subsequent Events
         -----------------

         On February 2, 2000, the Partnership obtained additional financing in the amount of $1,369,064 by re-financing an existing loan secured by the land, buildings and amenities of Golf Brook Apartments. The refinancing resulted in an increase in the interest rate from 7.43% to 7.57%. The maturity date remained the same (May 15, 2009).

         On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership. The Affiliate purchased 675 Interests in the Partnership from one of the investors for total consideration of $281,128 or an average price of $416 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

         On March 21, 2000, the Partnership notified its limited partners that it would be suspending distributions effective January 1, 2000. The suspension is necessary due to significant capital improvements essential to maintaining the buildings and facilities owned by the Partnership at Willow Lake Apartments, Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments.

         The Partnership's cash position will be evaluated on an ongoing basis to determine when resumption of distributions is appropriate.

         On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), filed a fourth tender offer (the"Fourth Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase up to 200 of the Partnership's limited partnership Units at a price of $380 per Unit as of the date of the Fourth Tender Offer. Approximately $94,000 ($76,000 to purchase 200 Units plus approximately $18,000 for expenses associated with the Fourth Tender Offer) is required to purchase all 200 Units. The Fourth Tender Offer stated that the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash flow from operations. If more than 100 Units are tendered, ORIG, LLC. will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. Units that are acquired by ORIG, LLC. will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Fourth Tender Offer. The Fourth Tender Offer will expire on June 27, 2000 unless extended.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

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

The General Partners of NTS-Properties Associates VI are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 58) is the managing General Partner of NTS-Properties Associates VI and Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin
--------------
Mr. Lavin (age 46) President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management,and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 41), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party property management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Mr. Richard L. Good who was Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 11.  Management Remuneration and Transactions
          ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1999, 1998 and 1997.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocation and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 29, 2000.

         ORIG, LLC                                 5,224 Units (13.36%)
         10172 Linn Station Road
         Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols and Brian F. Lavin, Chairman and President of NTS Capital Corporation, a general partner of NTS-Properties Associates VI, the general partner of the Partnership.

The General Partner is NTS-Properties Associates VI, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the General Partner and their total respective interests in NTS-Properties Associates VI are as follows:

         J. D. Nichols                                        44.05%
         10172 Linn Station Road
         Louisville, Kentucky 40223

         NTS Capital Corporation                              9.95%
         10172 Linn Station Road
         Louisville, Kentucky 40223

The remaining 46.00% interests are owned by various limited partners of NTS-Properties Associates VI.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Pursuant to an  agreement  with the  Partnership,  property  management  fees of
$497,764  (1999),   $494,494  (1998)  and  $480,335  (1997)  were  paid  to  NTS
Development Company, an affiliate of the General Partner. The fee is equal to 5% and 6% of gross revenues from the residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership has incurred $36,345 (1999), $10,902 (1998) and $252 (1997) as a repair and maintenance fee and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses
- affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

          ----------------------------------------------------------


                               1999            1998             1997
                               ----            ----             ----
Administrative             $  516,077       $  304,187      $  359,864
Property manager              777,937          943,598         838,536
Leasing                       241,148          215,328         191,370
Construction manager          439,920          225,759            --
Other                          21,573           67,885          66,876
                            ---------        ---------       ---------

                           $1,996,655       $1,756,757      $1,456,646
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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

1.   Financial statements

     The financial statements for the years ended December 31, 1999, 1998 and 1997 together with the report of Arthur Andersen LLP, dated March 24, 2000, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.   Financial statement schedules

     Schedules:                                                Page No.
     ----------                                                --------

     III-Real Estate and Accumulated Depreciation               49-52

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

     None.

                                NTS-PROPERTIES VI
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------



                                                              Park Place
                                    Willow Lake               Apartments
                                     Apartments               Phase III
                                     ----------               ---------
Encumbrances                             (A)                     (A)

Initial cost to partnership:
  Land                              $ 3,770,328             $   927,520
  Buildings and improvements         12,616,655              11,154,956

Cost capitalized subsequent to
 acquisition
  Improvements                          261,350                   --
Gross amount at which carried
 December 31, 1999:(B)
  Land                              $ 3,770,328             $   927,520
  Buildings and improvements         12,878,005              11,154,956
                                     ----------              ----------

  Total                             $16,648,333             $12,082,476
                                     ==========              ==========

Accumulated depreciation            $ 6,808,938             $   353,044
                                     ==========              ==========

Date of construction                   03/85                     (D)

Date Acquired                           N/A                      N/A

Life at which depreciation in
 latest income statement is
 computed                               (C)                      (C)

     (A)          First mortgage held by an insurance company.

     (B)          Aggregate cost of real estate for tax purposes is $62,357,986.

     (C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 3-30 years for amenities.

     (D)          Construction is expected to be completed by May 2000.

                                NTS-PROPERTIES VI
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------



                                                                Park Place
                                       Sabal Park               Apartments
                                       Apartments                Phase I
                                       ----------                -------

Encumbrances                               (A)                     (B)

Initial cost to partnership:
  Land                                 $ 3,063,046             $ 2,320,938
  Buildings and improvements             8,417,719               9,630,935

Cost capitalized subsequent to
 acquisition
  Improvements, net                        301,661                  95,592
Gross amount at which carried
 December 31, 1999:(C)
  Land                                 $ 3,113,211             $ 2,344,918
  Buildings and improvements             8,669,216               9,702,547
                                        ----------              ----------

  Total                                $11,782,427             $12,047,465
                                        ==========              ==========

Accumulated depreciation               $ 5,248,552             $ 5,029,615
                                        ==========              ==========

Date of construction                      06/84                    04/84

Date Acquired                              N/A                      N/A

Life at which depreciation in
 latest income statement is
 computed                                  (D)                      (D)

     (A)          First mortgages held by two insurance companies.

     (B)          First mortgage held by an insurance company.

     (C)          Aggregate cost of real estate for tax purposes is $62,357,986.

     (D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 3-30 years for amenities.

                                NTS-PROPERTIES VI
                                -----------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------


                                                   Plainview
                                 Golf Brook        Point III         Total
                                 Apartments      Office Center    Pages 49-51
                                 ----------      -------------    -----------
Encumbrances                         (A)             (B)

Initial cost to partnership:
  Land                          $  4,384,363     $  1,268,339    $ 15,734,534
  Buildings and improvements      12,302,319        2,270,729      56,393,313

Cost capitalized subsequent to
 acquisition
  Improvements                       314,383        1,182,264       2,155,250
Gross amount at which carried
 December 31, 1999:
  Land                          $  4,426,156     $  1,284,960    $ 15,867,093
  Buildings and improvements      12,574,909        3,436,372      58,416,005
                                 ------------     ------------    ------------

  Total                         $ 17,001,065     $  4,721,332    $ 74,283,098(D)
                                 ============     ============    ============
Accumulated depreciation        $  6,723,924     $  1,796,879    $ 25,960,952
                                 ============     ============    ============

Date of construction                05/88            01/88

Date Acquired                        N/A              N/A

Life at which depreciation in
 latest income statement is
 computed                            (C)              (C)

(A)      First mortgage held by an insurance company.
(B)      Note payable from a bank.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 3-30 years for amenities.

(D)      Reconciliation   net  of  accumulated   depreciation   to  consolidated
         financial statements:

         Total Gross Costs at December 31, 1999                  $ 74,283,098
          Additions to Partnership for
           computer hardware
           and software in 1998 and 1999                               38,872
                                                                  ------------

         Balance at December 31, 1999                              74,321,970
          Less accumulated depreciation                           (25,960,952)

          Less accumulated depreciation
           for Partnership computer hardware
           and software                                                (3,889)
                                                                  ------------

         Land, buildings and amenities,
          net as of December 31, 1999                            $ 48,357,129
                                                                  ============

                               NTS-PROPERTIES VI,
                               ------------------

                         A Maryland Limited Partnership
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------


                                            Real              Accumulated
                                           Estate             Depreciation
                                           ------             ------------

Balances at December 31, 1996            $63,444,714           $21,293,419

Additions during period:
 Improvements (a)                            116,172                  --
 Depreciation (b)                               --               1,832,100

Deductions during period:
 Retirements                                  (7,033)               (7,033)
                                          -----------           -----------

Balances at December 31, 1997             63,553,853            23,118,486

Additions during period:
 Improvements (a)                          3,160,317                  --
 Depreciation (b)                               --               1,778,913

Deductions during period:
 Retirements                                (300,631)             (235,543)
                                          -----------           -----------

Balances at December 31, 1998             66,413,539            24,661,856

Additions during period:
 Improvements (a)                          8,709,409                  --
 Depreciation (b)                               --               1,848,744

Deductions during period:
 Retirements                                (800,978)             (545,759)
                                          -----------           -----------

Balances at December 31, 1999            $74,321,970           $25,964,841
                                          ===========           ===========

     (a) The additions to real estate on this schedule will differ from the expenditures for land, buildings and amenities on the Statements of Cash Flows as a result of minor changes in the Partnership's joint venture investment ownership percentages. Changes that may occur in the ownership percentages are less than one percent.

     (b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.

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

                                       NTS-PROPERTIES VI, a Maryland Limited
                                       -------------------------------------
                                       Partnership
                                       -----------
                                                   (Registrant)

                                       BY:      NTS-Properties Associates VI,
                                                General Partner
                                                BY:  NTS Capital Corporation,
                                                     General Partner

                                                     /s/ Gregory A. Wells
                                                     --------------------
                                                     Gregory A. Wells
                                                     Senior Vice President and
                                                     Chief Financial Officer of
                                                     NTS Capital Corporation

Date: March 29, 2000


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

         Signature                                            Title

/s/ J.D. Nichols                           General Partner of NTS-Properties
-----------------------------              Associates VI and Chairman of the
J. D. Nichols                              Board and Sole Director of NTS
                                           Capital Corporation


/s/ Brian F. Lavin                         President and Chief Operating Officer
-----------------------------              of NTS Capital Corporation
Brian F. Lavin


/s/ Gregory A. Wells                       Senior Vice President and
-----------------------------              Chief Financial Officer of
Gregory A. Wells                           NTS Capital Corporation


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.