Form 10-Q
period 2000-03-31
NTS PROPERTIES VI/MD
filed 2000-05-12
CIK 765232

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------   ------------------------

Commission File Number                        0-14695
                       ---------------------------------------------------------


                NTS-PROPERTIES VI, A Maryland Limited Partnership
--------------------------------------------------------------------------------
              (Exact name of registrants specified in its charter)

          Maryland                                           61-1066060
--------------------------------                    ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


   10172 Linn Station Road
    Louisville, Kentucky                                       40223
--------------------------------                    ----------------------------
(Address of principal executive                             (Zip Code)
offices)


                               (502) 426-4800
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES  X   NO
                                                           -----   -----

                               TABLE OF CONTENTS
                               -----------------


                                                                     Pages
                                                                     -----

                                     PART I


Item 1. Financial Statements

        Balance Sheets and Statement of Partners' Equity
         as of March 31, 2000 and December 31, 1999                    3

        Statements of Operations
         for the three months ended March 31, 2000 and 1999            4

        Statements of Cash Flows
         for the three months ended March 31, 2000 and 1999            5

        Notes To Financial Statements                               6-13

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       14-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk    21


                                    PART II

Item 1. Legal Proceedings                                             22

Item 2. Changes in Securities                                         22

Item 3. Defaults Upon Senior Securities                               22

Item 4. Submission of Matters to a Vote of Security Holders           22

Item 5. Other Information                                             22

Item 6. Exhibits and Reports on Form 8-K                              22

Signatures                                                            23

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------

                                              As of                As of
                                          March 31, 2000     December 31, 1999 *
                                          --------------     -------------------
                                            (Unaudited)
ASSETS
------
Cash and equivalents                           $   586,982       $        --
Cash and equivalents - restricted                  287,701           206,697
Accounts receivable                                149,866           195,399
Land, buildings and amenities, net              49,114 573        48,357,129
Other assets                                       527,194           451,425
                                               -----------       -----------

  TOTAL ASSETS                                 $50,666,316       $49,210,650
                                               ===========       ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable and notes payable            $35,203,006       $33,312,443
Accounts payable                                 1,144,460         1,650,675
Security deposits                                  217,483           214,523
Other liabilities                                  449,024           221,597
                                               -----------       -----------

  TOTAL LIABILITIES                             37,013,973        35,399,238

COMMITMENTS AND CONTINGENCIES (Note 9)

Partners' equity                                13,652,343        13,811,412
                                               -----------       -----------

  TOTAL LIABILITIES AND PARTNERS' EQUITY       $50,666,316       $49,210,650
                                               ===========       ===========


                                        Limited            General
                                        Partners           Partner              Total
                                     ------------        ------------        ------------
PARTNERS' EQUITY
----------------
Capital contributions, net of
 offering costs                      $ 40,518,631        $        100        $ 40,518,731
Net loss - prior years                (11,934,430)            (72,160)        (12,006,590)
Net loss - current year                  (157,477)             (1,591)           (159,068)
Cash distributions declared to
 date                                 (12,006,384)           (121,277)        (12,127,661)
Repurchase of Limited
 Partnership Units                     (2,573,069)                 --          (2,573,069)
                                     ------------        ------------        ------------

Balances at March 31, 2000           $ 13,847,271        $   (194,928)       $ 13,652,343
                                     ============        ============        ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 2000.

The accompanying notes to financial statements are an integral part of these statements.



                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                              Three Months Ended
                                                    March 31,
                                        ------------------------------
                                                  (Unaudited)

                                           2000               1999
                                       -----------        -----------
REVENUES:
---------
 Rental income                         $ 2,451,461        $ 2,351,348
 Interest and other income                  12,315             11,574
 Gain on sale of assets                      5,188                 --
                                       -----------        -----------

                                         2,468,964          2,362,922
                                       ===========        ===========

EXPENSES:
---------
 Operating expenses                        592,348            822,612
 Operating expenses - affiliated           342,333            342,424
 Loss on disposal of assets                     72             16,042
 Interest expense                          632,543            472,309
 Management fees                           126,729            120,119
 Real estate taxes                         257,731            203,311
 Professional and administrative
  expenses                                  57,809             57,351
 Professional and administrative
  expenses - affiliated                     72,681             59,660
 Depreciation and amortization             545,786            451,785
                                       -----------        -----------

                                         2,628,032          2,545,613
                                       -----------        -----------


Net loss                               $  (159,068)       $  (182,691)
                                       ===========        ===========

Net loss allocated
 to the Limited Partners               $  (157,477)       $  (180,864)
                                       ===========        ===========

Net loss per Limited
 Partnership Unit                      $     (4.03)       $     (4.52)
                                       ===========        ===========

Weighted average number of
 Limited Partnership Units                  39,089             40,037
                                       ===========        ===========


The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                                      Three Months Ended
                                                            March 31,
                                                ------------------------------
                                                         (Unaudited)

                                                    2000                1999
                                                -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                         $ (159,068)        $ (182,691)
Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
  Amortization of capitalized leasing costs          10,035                673
  Loss on disposal of assets                             72             16,042
  Gain on sale of assets                             (5,188)                --
  Depreciation and amortization                     545,786            451,785
  Changes in assets and liabilities:
   Cash and equivalents - restricted                (43,004)           (45,206)
   Accounts receivable                               45,533              7,562
   Other assets                                     (77,873)           (52,778)
   Accounts payable                                (506,215)           613,835
   Security deposits                                  2,960                664
   Other liabilities                                227,427            172,654
                                                 ----------         ----------

  Net cash provided by operating activities          40,465            982,540
                                                 ----------         ----------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities       (1,287,615)        (1,468,522)
                                                 ----------         ----------

  Net cash used in investing activities          (1,287,615)        (1,468,522)
                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable            (260,721)          (281,479)
Proceeds from mortgage loan                       2,151,284          1,261,741
Cash distributions                                       --           (102,497)
Repurchase of Limited Partnership Units                  --           (262,500)
Cash and equivalents - restricted                   (38,000)            87,500
Additions to loan costs                             (18,431)           (16,042)
                                                 ----------         ----------

  Net cash provided by financing activities       1,834,132            686,723
                                                 ----------         ----------


  Net increase in cash and equivalents              586,982            200,741


CASH AND EQUIVALENTS, beginning of period                --            362,822
                                                 ----------         ----------

CASH AND EQUIVALENTS, end of period              $  586,982         $  563,563
                                                 ==========         ==========

Interest paid on a cash basis                    $  638,409         $  475,138
                                                 ==========         ==========

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities Exchange Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2000 and 1999.

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

2.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended March 31, 2000 and 1999 did not result in any impairment loss.

3.   Concentration of Credit Risk
     ----------------------------

     The Partnership owns and operates, either wholly or through a joint venture, residential rental properties, all of which are apartment complexes, in Kentucky (Louisville and Lexington), Indiana (Indianapolis) and Florida (Orlando). The Partnership also owns and operates, through a joint venture, a commercial rental property in Louisville, Kentucky. Substantially all of the tenants are local businesses or are businesses which have operations in the Louisville area.

4.   Reclassifications of 1999 Financial Statements
     ----------------------------------------------

     Certain  reclassifications  have been made to the March 31, 1999  financial
     statements   to  conform  with  March  31,  2000   classifications.   These
     reclassifications have no effect on previously reported operations.

5.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of Limited Partnership Units through tender offers (See Notes to Financial Statements "7. Tender Offer").

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                March 31,           December 31,
                                                   2000                 1999
                                               ------------          -----------
     Mortgage payable with an insurance
     company,  bearing interest at 7.74%,
     due October 15, 2012, secured by
     certain land, buildings and
     amenities.                               $ 11,968,856          $ 11,186,637


     Mortgage payable with an insurance
     company,  bearing interest at 7.32%,
     due October 15, 2012, secured by
     certain land, buildings and
     amenities.                                  7,675,013             7,767,882


     Mortgage  payable with an  insurance
     company,  bearing  interest at 7.43%,
     until  February 2, 2000 when the loan
     was  refinanced.  The  interest  rate
     after February 2, 2000 is 7.57%, due
     May 15, 2009, secured by certain land,
     buildings and amenities.                    8,941,680             7,677,179

     Mortgage payable with an insurance
     company,  bearing interest at 7.38%,
     due December 5, 2012, secured by
     certain land, buildings and
     amenities.                                  2,568,048             2,598,146

                            (Continued on next page)

     -----------------------------

                                                March 31,           December 31,
                                                  2000                 1999
                                               ------------          -----------
     Note payable to a bank,
     currently bearing interest at
     the Euro-Rate plus 225 basis
     points, due June 23, 2002,
     secured by certain land,
     buildings and amenities.  At
     March 31, 2000, the interest
     rate was approximately 8.125%.           $  2,298,001          $  2,298,001


     Mortgage payable with an insurance
     company,  bearing interest at 7.38%,
     due December 5, 2012, secured by
     certain land, buildings and
     amenities.                                  1,712,033             1,732,098

     Note  payable to a bank,  bearing
     interest at the Prime Rate + 1%,
     due June 14, 2001, secured by
     certain land, buildings and amenities.
     At March 31, 2000, the interest
     rate was 10.0%.                                39,375                52,500
                                              ------------          ------------

                                              $ 35,203,006          $ 33,312,443
                                              ============          ============

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $34,583,000.

     The mortgage payable with an outstanding balance of $11,968,856 as of March 31, 2000 has an additional availability of $231,144. The proceeds are being used to fund the construction of Park Place Apartments Phase III (See Notes to Financial Statements "9. Commitments and Contingencies").

     On February 2, 2000, the Partnership obtained additional financing in the amount of $1,369,064 by re-financing an existing loan secured by the land, buildings and amenities of Golf Brook Apartments. The refinancing resulted in an increase in the interest rate from 7.43% to 7.57%. The maturity date remained the same (May 15, 2009).

7.   Tender Offer
     ------------

     On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), filed a tender offer (the "Fourth Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $380 per Unit as of the date of the Fourth Tender Offer. Approximately $94,000 ($76,000 to purchase 200 Units plus approximately $18,000 for expenses associated with the Fourth Tender Offer) is required to purchase all 200 Units. The Fourth Tender Offer

     ------------------------

     stated that the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash flow from operations. If more than 100 Units are tendered, ORIG, LLC. will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC. will be held by it. The General Partner, NTS-Properties Associates VI, does not intend to participate in the Fourth Tender Offer. The Fourth Tender Offer will expire on June 27, 2000 unless extended.

8.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $126,729 and $120,119 for the three months ended March 31, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. The Partnership incurred repair and maintenance fees of $14,177 and $8,092 during the three months ended March 31, 2000 and 1999, respectively. The Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 2000 and 1999, respectively. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses - affiliated, and items which have been capitalized as other assets or as land, buildings and amenities.

                                                       Three Months Ended
                                                           March 31,
                                                   --------------------------

                                                       2000          1999
                                                   ----------      ----------

         Administrative                            $  149,402      $   72,777
         Property Management                          218,683         257,307
         Leasing                                       48,593          76,259
         Construction Management                       22,654         128,245
         Other                                          3,125           8,926
                                                   ----------      ----------

                                                   $  442,457      $  543,514
                                                   ==========      ==========

     On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership. The
     Affiliate purchased 675 Interests in the Partnership for a total consideration of $281,128 or an average price of $416 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

9.   Commitments and Contingencies
     -----------------------------

     The Partnership, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

     The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated financial statements of the Partnership except as discussed herein.

     The Partnership began the construction of Park Place Apartments Phase III (152 units) during 1999 on the 15 acres of land it owns, which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the construction cost of the project will be $11,000,000. Construction costs will be funded by loan proceeds of $7,200,000 from a mortgage loan obtained during 1997 and cash reserves. Through March 31, 2000, approximately $10,724,000 of the cost has been incurred.

     As of March 31, 2000, 12 buildings (138 units) out of 13 (152 units), at Park Place Apartments Phase III, have been certified for occupancy. As a result of units being turned over, approximately $9,942,000 of the total estimated construction costs of $11,000,000 has been reclassed from construction in progress to land, buildings and amenities, net.

     The Partnership is also in the final process of renovating the community clubhouse at Park Place Apartments, Golf Brook Apartments and Sabal Park Apartments. It is estimated that the aggregate cost for all three renovations will be approximately $800,000. Through March 31, 2000, approximately $510,000 of the cost has been incurred. The Partnership is funding the renovations partly from cash flow from operations, partly from financing in the amount of $2,500,000 (remaining proceeds were used to fund a portion of the capital expenditures at Park Place Apartments Phase III and Plainview Point III Office Center), which is secured by Plainview Point III Office Center, and partly from additional financing in the amount of $1,369,064 on the loan secured by Golf Brook Apartments (remaining proceeds will be used to fund a portion of the capital expenditures at Park Place Apartments Phase III and normal operating costs for the Partnership).

     The Partnership plans to replace the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total cost of replacing all of the roofs is estimated to be $1,000,000 ($20,000 per building).

     Such demand as discussed above will be managed by the General Partner via funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

     -----------------------------------------

     The Partnership has been sued by Elder Construction and Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder
                                                                           -----
     Construction  &  Associates,  Inc.  V. NTS  Development  Company,  Frontier
     ---------------------------------------------------------------------------
     Insurance  Company,  NTS-Properties  VI, a  Maryland  limited  partnership,
     ---------------------------------------------------------------------------
     NTS-Properties Associates VI, and NTS Capital Corporation. All of the named
     ---------------------------------------------------------
     NTS entities are represented by Middleton and Reutlinger, a local law firm.

     Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. After being removed from the job for its failure to provide its services in a professional, diligent and workmanlike manner, a complaint was filed on behalf of Elder Construction in November 1999, alleging, inter
                                                                           -----
     alia,  breach of contract.  The complaint  requested  judgment  against the
     ----
     defendants in the amount of $233,122 plus interest and other relief against the defendants.

     The Partnership and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach
                                                              ----------
     of contract. Discovery is proceeding, but because the case is in the early discovery phase an outcome cannot be predicted at present. The principals of the NTS defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the defendants of counterclaims against Elder
     Construction. No amounts have been provided for in the accompanying statements regarding this matter.

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

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                                           Three Months Ended March 31, 2000
                                      -------------------------------------------
                                      Residential      Commercial           Total
                                      -----------       ----------       ----------
Rental income                          $2,264,694       $  186,767       $2,451,461
Interest and other income                  11,045              689           11,734
Gain on sale of assets                      5,188               --            5,188
                                       ----------       ----------       ----------

Total net revenues                     $2,280,927       $  187,456       $2,468,383
                                       ==========       ==========       ==========

Operating expenses and
 operating expenses - affiliated          853,598           81,083          934,681
Loss on disposal of assets                     72               --               72
Management fees                           115,264           11,465          126,729
Real estate taxes                         249,488            8,243          257,731
Interest expense                          219,125               --          219,125
Depreciation and amortization             466,342           46,712          513,054
                                       ----------       ----------       ----------

Net income                             $  377,038       $   39,953       $  416,991
                                       ==========       ==========       ==========


     -----------------------------

                                           Three Months Ended March 31, 2000
                                      -------------------------------------------
                                      Residential       Commercial         Total
                                      -----------       ----------       ----------
Rental income                          $2,171,583       $  179,765       $2,351,348
Interest and other income                  10,673              312           10,985
                                       ----------       ----------       ----------

Total net revenues                     $2,182,256       $  180,077       $2,362,333
                                       ==========       ==========       ==========

Operating expenses and
 operating expenses - affiliated        1,081,892           83,144        1,165,036
Loss on disposal of assets                 16,042               --           16,042
Management fees                           107,389           12,730          120,119
Real estate taxes                         195,037            8,274          203,311
Depreciation and amortization             382,816           37,174          419,990
                                       ----------       ----------       ----------

Net income                             $  399,080       $   38,755       $  437,835
                                       ==========       ==========       ==========


A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                          Three Months Ended
                                                              March 31,
                                                    ------------------------------
                                                       2000                1999
                                                    -----------        -----------
NET REVENUES
------------
Total revenues for reportable segments              $ 2,468,383        $ 2,362,333
Other income for Partnership                            338,516            186,326
Eliminations                                           (337,935)          (185,737)
                                                    -----------        -----------
Total consolidated net revenues                     $ 2,468,964        $ 2,362,922
                                                    ===========        ===========

INTEREST EXPENSE
----------------
Total interest expense for reportable
 segments                                           $   219,125        $        --
Total interest expense for Partnership                  413,418            472,309
                                                    -----------        -----------

Total interest expense                              $   632,543        $   472,309
                                                    ===========        ===========

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
 reportable segments                                $   513,054        $   419,990
Depreciation and amortization for Partnership            32,732             31,795
                                                    -----------        -----------

Total depreciation and amortization                 $   545,786        $   451,785
                                                    ===========        ===========

NET INCOME (LOSS)
-----------------
Total net income for reportable segments            $   416,991        $   437,835
Net loss for Partnership                               (238,124)          (434,789)
Eliminations                                           (337,935)          (185,737)
                                                    -----------        -----------

Total net loss                                      $  (159,068)       $  (182,691)
                                                    ===========        ===========


11.  Subsequent Event
     ----------------

     Subsequent to March 31, 2000, the Partnership obtained a commitment from a bank to increase a loan (current balance of $2,298,001) secured by certain land, buildings and amenities of Plainview Point III Office Center, by $500,000. The agreement will change the stated principal payment from $31,000 to $37,000 which will begin on July 1, 2000. The maturity date of June 23, 2002 will not change.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in
Item 1 and the Cautionary Statements below.

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of a commercial office building and apartments complexes. If a major commercial tenant or a large number of apartment lessees default on their leases, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, or other operating expenses and acts of God.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:

                                                      2000              1999
                                                 --------------     ------------
Wholly-owned Properties
-----------------------

Sabal Park Apartments                                    99%              98%

Park Place Apartments Phase I                            84%              83%

Willow Lake Apartments                                   87%              77%

Park Place Apartments Phase III (1)                      47%              N/A


Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV (Ownership % at March 31, 2000)
-------------------------------------------------

Golf Brook Apartments (96.03%) (2)                       91%              96%

Plainview Point III Office Center (95.04%)(2)            87%              93%


1) Park Place Phase III had 55 units available for lease at March 31, 2000 of which 26 were leased.

2) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:

                                                        Three Months
                                                            Ended
                                                           March 31,
                                               ---------------------------------
                                                    2000               1999
                                               --------------     --------------
Wholly-owned Properties
-----------------------

Sabal Park Apartments                                98%                96%

Park Place Apartments Phase I                        87%                83%

Willow Lake Apartments                               86%                77%

Park Place Apartments Phase III (1)                  N/A                N/A

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV  (Ownership % at March 31, 2000)
--------------------------------------------------

Golf Brook Apartments (96.03%) (2)                   94%                95%

Plainview Point III Office Center (95.04%) (2)       87%                92%

1) Average occupancy is not applicable for Park Place Apartments Phase III due to the fact that the units are being turned over for leasing at different times. As of March 31, 2000 only 55 units out of 152 were available for leasing.

2) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

---------------------------------

Rental and other income generated by the Partnership's properties for the three months ended March 31, 2000 and 1999 was as follows:

                                                      Three Months Ended
                                                           March 31,
                                              ----------------------------------
                                                  2000                 1999
                                              --------------      --------------
Wholly-owned Properties
-----------------------

Sabal Park Apartments                              $477,855             $459,638

Park Place Apartments Phase I                      $447,739             $448,513

Willow Lake Apartments                             $562,921             $555,375

Park Place Apartments Phase III                    $ 62,425                N/A

Property Owned in Joint Venture with
-------------------------------------
NTS-Properties IV (Ownership % at March 31, 2000)
-------------------------------------------------

Golf Brook Apartments (96.03%)                     $729,987             $718,728

Plainview Point III Office Center (95.04%)         $187,456             $180,077


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending March 31, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $100,000 or 4% for the three months ended March 31, 2000, as compared to the same period in 1999. The increase in rental income was primarily a result of rental income collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not in operation during the three months ended March 31, 1999), and increased average occupancy at Willow Lake Apartments, Park Place Apartments Phase I and Sabal Park Apartments. The increase is partially offset by decreased average occupancy at Plainview Point III Office Center and Golf Brook Apartments.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages that are representative of the entire year's results.

Operating expenses decreased approximately $230,000 or 28% for the three months ended March 31, 2000, as compared to the same period in 1999, primarily due to the following: 1) decreased exterior repairs (wood replacement and painting) at Golf Brook Apartments and Sabal Park Apartments, 2) decreased landscaping at Sabal Park Apartments, and 3) decreased garage repairs at Golf Brook Apartments. The decrease is partially offset by: 1) expenses incurred by Park Place
Apartments Phase III (Park Place Apartments Phase III was not in operation during the three months ended March 31, 1999), mainly landscaping, utilities and advertising, 2) increased floor covering, interior painting and wallcovering and interior repairs at Willow Lake Apartments, 3) increased wood replacement at Park Place Apartments Phase I, and 4) increased appliance costs at Sabal Park Apartments.

---------------------------------

The 1999 loss on disposal of assets can be attributed to Sabal Park Apartments. The loss is the result of a signage replacement project.

Interest expense increased approximately $160,000 or 34% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of the Partnership's increasing debt level as a result of the following: 1) draws made on the Park Place Apartments Phase I and III loan (outstanding balance of $11,968,856 at March 31, 2000), 2) additional financing in the amount of $1,369,064 obtained on the loan secured by Golf Brook Apartments (outstanding balance of $8,941,680 at March 31, 2000), and 3) draws made on the loan secured by Plainview Point III Office Center (outstanding balance of $2,298,001 at March 31, 2000). The increase in debt level is partially offset by principal payments made.

Real estate taxes increased approximately $54,000 or 27% for the three months ended March 31, 2000, as compared to the same period in 1999, primarily as a result of the following: 1) real estate taxes accrued for Park Place Apartments Phase III (Park Place Apartments Phase III was not in operation during the three months ended March 31, 1999), and 2) increased estimated property taxes for Willow Lake Apartments, and increased assessments at Golf Brook Apartments and Sabal Park Apartments.

Professional and administrative expenses - affiliated increased approximately $13,000 or 22% for the three months ended March 31, 2000, as compared to the same period in 1999, primarily as a result of increased finance and accounting salary costs due to changes in staff. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership, on behalf of the Partnership.

Depreciation expense increased approximately $94,000 or 21% for the three months ended March 31, 2000, as compared to the same period in 1999, primarily as a result of the following: 1) capitalization of a large portion of Park Place Apartments Phase III's construction costs (approximately $9,942,000), 2) tenant finish and common area replacements at Plainview Point III Office Center, net of retirements, and 3) building improvements and fitness equipment, net of retirements, at Golf Brook Apartments, Sabal Park Apartments and Park Place Apartments Phase I. The increase is partially offset by original land and building improvements and amenities at the Partnership's underlying properties becoming fully depreciated.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $62,358,000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):

                                               2000                     1999
                                            -----------             -----------
Operating activities                        $    40,465             $   982,540
Investing activities                         (1,287,615)             (1,468,522)
Financing activities                          1,834,132                 686,723
                                            -----------             -----------

Net increase in cash and equivalents        $   586,982             $   200,741
                                            ===========             ===========


Net cash provided by operating activities decreased approximately $942,000 or 96% for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease in net cash provided by operating activities was driven primarily by a decrease in accounts payable.

The decrease in net cash used in investing activities during the three months ended March 31, 2000, was primarily due to decreased capital expenditures (construction of Park Place Apartments Phase III is in its final stage).

The increase in net cash provided by financing activities during the three months ended March 31, 2000, was primarily due to increased proceeds from mortgage loans (draws on Park Place Apartments Phase III loan, draws on the loan secured by Plainview Point III Office Center and the refinancing of the loan secured by Golf Brook Apartments) and decreased cash distributions.

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

The Partnership used cash flow from operations and cash on hand to pay a 1% (annualized) distribution of $100,604 for the three months ended March 31, 1999. The annualized distribution rate is calculated as a percent of the original capital contribution. The Limited Partners received 99% and the General Partner received 1% of these distributions.

-----------------------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 2000 and 1999. These distributions were funded by cash flow derived from operating activities.

                          Net Income             Cash
                            (Loss)           Distributions         Return of
                          Allocated            Declared             Capital
                          ---------            --------             -------
Limited Partners:
        2000             $(157,477)          $      --             $     --
        1999              (180,864)             99,598               99,598


General Partner:
        2000             $  (1,591)          $      --             $     --
        1999                (1,827)              1,006                1,006


The demand on future liquidity has increased as a result of the construction of Park Place Apartments Phase III (152 units) on the 15 acres of land adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the construction cost of the project will be $11,000,000. Through March 31, 2000, approximately $10,724,000 of the construction cost has been incurred. Construction costs will be funded by $7,200,000 of loan proceeds and cash reserves. As of March 31, 2000, $231,144 is available on the mortgage payable for construction costs.

As of March 31, 2000, 12 buildings (138 units) out of 13 (152 units), at Park Place Apartments Phase III, have been certified for occupancy. As a result of units being turned over, approximately $9,942,000 of the total estimated construction costs of $11,000,000 has been reclassed from construction in progress to land, buildings and amenities, net.

The Partnership is also in the final process of renovating the community clubhouse at Park Place Apartments, Golf Brook Apartments and Sabal Park Apartments. It is estimated that the aggregate cost for all three renovations will be approximately $800,000. Through March 31, 2000, approximately $510,000 of the cost has been incurred. The Partnership is funding the renovations partly from cash flow from operations, partly from financing in the amount of $2,500,000 (remaining proceeds were used to fund a portion of the capital expenditures at Park Place Apartments Phase III and Plainview Point III Office Center), which is secured by Plainview Point III Office Center, and partly from additional financing in the amount of $1,369,064 on the loan secured by Golf Brook Apartments (remaining proceeds will be used to fund a portion of the capital expenditures at Park Place Apartments Phase III and normal operating costs for the Partnership).

The Partnership plans to replace the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail before the end of their

-----------------------------------------------------------

expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total cost of replacing all of the roofs is estimated to be $1,000,000 ($20,000 per building).

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases that expire during 2000 or obtain new tenants, are unknown.

On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), filed a tender offer (the "Fourth Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase up to 200 of the Partnership's limited partnership Units at a price of $380 per Unit as of the date of the Fourth Tender Offer. Approximately $94,000 ($76,000 to purchase 200 Units plus approximately $18,000 for expenses associated with the Fourth Tender Offer) is required to purchase all 200 Units. The Fourth Tender Offer stated that the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash flow from operations. If more than 100 Units are tendered, ORIG, LLC. will purchase up to an additional 100 Units. If more than 200 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC. will be held by it. The General Partner, NTS-Properties Associates VI, does not intend to participate in the Fourth Tender Offer. The Fourth Tender Offer will expire on June 27, 2000 unless extended.

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units, and negotiates lease renewals with current residents.

The leasing and renewal negotiations for the Partnership's commercial property are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial property. All advertising for the commercial property is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties Associates VI, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a windows based network system both for NTS' headquarter functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to replace PILOT. This system was fully implemented and operational as of December 31, 1999. NTS' system for residential apartment locations was converted to GEAC's Power Site System earlier in 1998. There have been no Year 2000 related problems with either system.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership's primary risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,298,001 note payable that bears interest at the Euro-Rate plus 225 basis point and the $39,375 note payable that bears interest at the Prime Rate + 1%. At March 31, 2000, a hypothetical 100 basis point increase in interest rates would result in approximately $23,400 additional annual interest expense and an approximately $930,000 decrease in the fair value of debt.

PART II. OTHER INFORMATION
         -----------------

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits:

             Exhibit 27. Financial Data Schedule

         (b) Reports on Form 8-K:

             None.

Items 1,2 and 4 are not applicable and have been omitted.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, NTS-Properties VI, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NTS-PROPERTIES VI, LTD.
                                       -----------------------------------------
                                          A Maryland Limited Partnership
                                                    (Registrant)

                                       By:      NTS-Properties Associates VI,
                                                General Partner
                                                By:     NTS Capital Corporation,
                                                        General Partner

                                       /s/ Gregory A. Wells
                                       -----------------------------------------
                                       Gregory A. Wells
                                       Senior Vice President and
                                       Chief Financial Officer of
                                       NTS Capital Corporation



Date: May 12, 2000