Form 10-Q/A
period 2000-03-31
NTS PROPERTIES VI/MD
filed 2000-05-12
CIK 765232

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                        FORM 10-Q/A (Amendment Number 1)


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


                                           Three Months Ended March 31, 2000
                                      ---------------------------------------------
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
                                       ==========       ==========       ==========


     -----------------------------

                                           Three Months Ended March 31, 1999
                                      ---------------------------------------------
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