Form 10-Q
period 2000-06-30
NTS PROPERTIES VI/MD
filed 2000-08-11
CIK 765232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission File Number                             0-14695
                      ----------------------------------------------------------

                NTS-PROPERTIES VI, A Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                   61-1066060
-------------------------------------      -------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

         10172 Linn Station Road
          Louisville, Kentucky                          40223
-------------------------------------      -------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                  [X] Yes           [ ] No

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1. Financial Statements

        Balance Sheets as of June 30, 2000 and December 31, 1999           3

        Statement of Partners' Equity as of June 30, 2000                  3

        Statements of Operations for the three months and six months ended
            June 30, 2000 and 1999                                         4

        Statements of Cash Flows for the six months ended
            June 30, 2000 and 1999                                         5

        Notes to Financial Statements                                      6-16

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          17-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk         25

                                     PART II
                                     -------

Item 1. Legal Proceedings                                                  26

Item 2. Changes in Securities                                              26

Item 3. Defaults Upon Senior Securities                                    26

Item 4. Submission of Matters to a Vote of Security Holders                26

Item 5. Other Information                                                  26

Item 6. Exhibits and Reports on Form 8-K                                   26

Signatures                                                                 27

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------


                              NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------


                                                   As of              As of
                                                  June 30,          December 31,
                                                    2000              1999*
                                                    ----              -----
                                                (Unaudited)
ASSETS
------
Cash and equivalents                           $   361,205         $        --
Cash and equivalents - restricted                  343,708             206,697
Accounts receivable                                124,410             195,399
Land, buildings and amenities, net              49,160,845          48,357,129
Other assets                                       519,064             451,425
                                               -----------         -----------
     TOTAL ASSETS                              $50,509,232         $49,210,650
                                               ===========         ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages and note payable                     $35,533,316         $33,312,443
Accounts payable                                   923,319           1,650,675
Security deposits                                  227,104             214,523
Other liabilities                                  482,715             221,597
                                               -----------         -----------
     TOTAL LIABILITIES                          37,166,454          35,399,238

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                13,342,778          13,811,412
                                               -----------         -----------
TOTAL LIABILITIES AND PARTNER'S EQUITY         $50,509,232         $49,210,650
                                               ===========         ===========


                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                                  Limited           General
                                                  Partners          Partner          Total
                                                  --------          -------          -----

PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs    $ 40,518,631     $        100     $ 40,518,731
Net loss - prior years                           (11,934,430)         (72,160)     (12,006,590)
Net loss - current year                             (463,947)          (4,686)        (468,633)
Cash distributions declared to date              (12,006,384)        (121,277)     (12,127,661)
Repurchase of Limited Partnership Units           (2,573,069)            --         (2,573,069)
                                                -------------    -------------    -------------
BALANCES AT JUNE 30, 2000                       $ 13,540,801     $   (198,023)    $ 13,342,778
                                                =============    =============    =============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 2000.

The accompanying notes to financial statements are an integral part of these statements.


                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                         Three Months Ended                 Six Months Ended
                                              June 30,                          June 30,
                                              --------                          --------
                                           2000           1999           2000            1999
                                           ----           ----           ----            ----

REVENUES
--------
Rental income                         $ 2,567,798     $ 2,404,522    $ 5,019,259     $ 4,728,974
Interest and other income                  13,992          12,400         26,306          19,918
Gain on sale of assets                         --              --          5,188              --
                                      ------------    ------------   ------------    ------------
      TOTAL REVENUES                    2,581,790       2,416,922      5,050,753       4,748,892
                                      ------------    ------------   ------------    ------------
EXPENSES
--------
Operating expenses                        665,761         375,598      1,258,107       1,166,941
Operating expenses - affiliated           331,780         311,160        674,113         653,902
Loss on disposal of assets                137,759         218,497        137,831         234,539
Interest expense                          671,160         486,060      1,303,704         958,371
Management fees                           132,711         124,396        259,440         244,514
Real estate taxes                         238,803         203,311        496,534         406,621
Professional and administrative
  expenses                                 55,038          79,107        112,846         136,458
Professional and administrative
  expenses - affiliated                    81,410          54,873        154,092         114,533
Depreciation and amortization             576,933         456,971      1,122,719         908,756
                                      ------------    ------------   ------------    ------------
     TOTAL EXPENSES                     2,891,355       2,309,973      5,519,386       4,824,635
                                      ------------    ------------   ------------    ------------
Net (loss) income                     $  (309,565)    $   106,949    $  (468,633)    $   (75,743)
                                      ============    ============   ============    ============
Net (loss) income allocated to the
  Limited Partners                    $  (306,469)    $   105,879    $  (463,947)    $   (74,986)
                                      ============    ============   ============    ============

Net (loss) income per Limited
  Partnership Unit                    $     (7.84)    $      2.65    $    (11.87)    $     (1.88)
                                      ============    ============   ============    ============
Weighted average number of
  Limited Partnership Units                39,089          39,939         39,089          39,938
                                      ============    ============   ============    ============

The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                                      Six Months Ended
                                                                          June 30,
                                                                          --------
                                                                     2000                1999
                                                                     ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                        $  (468,633)        $    (75,743)
Adjustment to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                      137,831              234,539
    Gain on sale of assets                                           (5,188)                  --
    Depreciation and amortization                                 1,122,719              908,756
    Changes in assets and liabilities:
      Cash and equivalents - restricted                             (99,011)             (85,398)
      Accounts receivable                                            70,989               (9,657)
      Other assets                                                   (4,066)             (47,517)
      Accounts payable                                             (727,356)             222,299
      Security deposits                                              12,581              (12,077)
      Other liabilities                                             261,119              294,428
                                                                ------------         ------------
     Net cash provided by operating activities                      300,985            1,429,630
                                                                ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities                      (2,045,357)          (4,087,251)
Proceeds from sale of assets                                          8,736                   --
                                                                ------------         ------------
     Net cash used in investing activities                       (2,036,621)          (4,087,251)
                                                                ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and note payable                   (632,409)          (1,061,467)
Proceeds from mortgage loan                                       2,853,282            4,283,395
Cash distributions                                                       --             (203,100)
Repurchase of Limited Partnership Units                                  --             (262,500)
Cash and equivalents - restricted                                   (38,000)              87,500
Additions to loan costs                                             (86,032)                  --
                                                                ------------         ------------
    Net cash provided by financing activities                     2,096,841            2,843,828
                                                                ------------         ------------
    Net increase in cash and equivalents                            361,205              186,207

CASH AND EQUIVALENTS, beginning of period                                --              362,822
                                                                ------------         ------------
CASH AND EQUIVALENTS, end of period                             $   361,205          $   549,029
                                                                ============         ===========
Interest paid on a cash basis                                   $ 1,309,912          $   963,459
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

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the six months ended June 30, 2000 and 1999.

1.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Concentration of Credit Risk
     ----------------------------

     The Partnership owns and operates, either wholly or through a joint venture, residential rental properties, all of which are apartment communities, in Kentucky (Lexington), Indiana (Indianapolis) and Florida (Orlando). The Partnership also owns and operates, through a joint venture, a commercial rental property in Louisville, Kentucky. Substantially all of the tenants are local business or are businesses which have operations in the Louisville area.

3.   Reclassifications of 1999 Financial Statements
     ----------------------------------------------

     Certain  reclassifications  have been made to the June 30,  1999  financial
     statements   to  conform   with  June  30,  2000   classifications.   These
     reclassifications have no effect on previously reported operations.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of Limited Partnership Units through tender offers (See Notes to Financial Statements - Note 7).

5.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the

     ----------------------------------------------

     estimated useful lives of the assets which are 10-30 years for land improvements, 7-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended June 30, 2000 and 1999 did not result in any impairment loss.

6.   Mortgages and Note Payable
     --------------------------

     Mortgages and note payable consist of the following:


                                                          June 30,  December 31,
                                                           2000        1999
                                                           ----        ----

     Mortgage payable with an insurance company,
     bearing interest at 7.74%, due October 15, 2012,
     secured by certain land, buildings and amenities.  $11,922,346  $11,186,637

     Mortgage payable with an insurance company,
     bearing interest at 7.43%, until February 2, 2000
     when the loan was refinanced.  The interest rate
     after February 2, 2000 is 7.57%, due May 15,
     2009, secured by certain land, buildings and
     amenities.                                           8,773,857    7,677,179

     Mortgage payable with an insurance company,
     bearing interest at 7.32%, due October 15, 2012,
     secured by certain land, buildings and amenities.    7,581,877    7,767,882

     Mortgage payable to a bank, currently bearing
     interest at the Euro-Rate plus 225 basis points,
     due June 23, 2002, secured by certain land,
     buildings and amenities.  At June 30, 2000, the
     interest rate was approximately 8.875%.              3,000,000    2,298,001

     Mortgage payable with an insurance company,
     bearing interest at 7.38%, due December 5, 2012,
     secured by certain land, buildings and amenities.    2,537,392    2,598,146

     Mortgage payable with an insurance company,
     bearing interest at 7.38%, due December 5, 2012,
     secured by certain land, buildings and amenities.    1,691,594    1,732,098



                            (Continued on next page)

     --------------------------------------

                                                         June 30,   December 31,
                                                           2000        1999
                                                           ----        ----
     Note payable to a bank, bearing interest at the
     Prime Rate + 1%, due June 14, 2001, secured by
     certain land, buildings and amenities.
     At June 30, 2000, the interest rate was 10.50%.  $    26,250    $    52,500
                                                      -----------    -----------

                                                      $35,533,316    $33,312,443
                                                      ===========    ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $34,928,000.

     The mortgage payable with an outstanding balance of $11,922,346 as of June 30, 2000, has an additional availability of $231,144. The proceeds are being used to fund the construction of Park Place Apartments Phase III (See Notes to Financial Statements - Note 9).

     On February 2, 2000, the Partnership obtained additional financing in the amount of $1,369,064 by refinancing an existing loan secured by the land, buildings and amenities of Golf Brook Apartments. The refinancing resulted in an increase in the interest rate from 7.43% to 7.57%. The maturity date remained the same (May 15, 2009).

     On May 17, 2000, the Partnership obtained additional financing in the amount of $500,000 by amending the mortgage note for Plainview Point III Office Center. The amendment increased the monthly payment from $31,000 to $37,000. The interest rate and the maturity date remained the same.

     On June 22, 2000, the Partnership submitted an application with a mortgage company for a first mortgage loan commitment in the amount of $3,200,000 to be secured by land and buildings known as Plainview Point III Office Center. The mortgage would be for a term of 10 years with an interest rate of 8.375%, amortized over 20 years. If the application is approved, the Partnership will use the proceeds to pay off the present mortgage of $3,000,000 on Plainview Point III Office Center.

7.   Tender Offer
     ------------

     On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), filed a tender offer (the "Fourth Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $380 per Unit as of the date of the Fourth Tender Offer. Approximately $94,000 ($76,000 to purchase 200 Units plus approximately $18,000 for expenses associated with the Fourth Tender Offer) is required to purchase all 200 Units. The Fourth Tender Offer stated that the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash flow from operations. If more than 100 Units are tendered, ORIG, LLC. will purchase up to an additional 100 Units. If more than 200 Units are tendered, the Offerors may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by

     -----------------------

     ORIG, LLC. will be held by it. The General Partner, NTS-Properties Associates VI, does not intend to participate in the Fourth Tender Offer. The Fourth Tender Offer was scheduled to expire on June 27, 2000.

     On June 23, 2000, the Partnership filed an amendment to the Fourth Tender Offer with the Securities and Exchange Commission. The amendment supplements and amends the Fourth Tender Offer to extend the expiration date to August 15, 2000 and to expand the definition of Offerors to include Mr. J.D. Nichols and Mr. Brian F. Lavin, each an affiliate of the issuer. As of the date of this filing, 3,164 Units have been tendered.

8.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, property management fees of $259,440 and $244,514 for the six months ended June 30, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues of the residential properties and 6% of the gross revenues of the commercial property. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and maintenance fees of $29,118 and $14,870 paid during the six months ended June 30, 2000 and 1999, respectively. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 2000 and 1999, respectively. These charges include items which have been expensed as operating expenses
     - affiliated or professional and administrative expenses - affiliated, and items which have been capitalized as other assets or as land, buildings and amenities.

                                                Six Months Ended
                                                   June 30,
                                                   --------
                                            2000                1999
                                            ----                ----

     Administrative                      $  302,416         $  252,069
     Property Management                    438,199            387,672
     Leasing                                 86,848            137,148
     Construction Management                 68,752            245,625
     Other                                    5,688             11,054
                                        -----------         ----------
                                        $   901,903         $1,033,568
                                        ===========         ==========

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

     The Partnership began the construction of Park Place Apartments Phase III (152 units) during 1999 on the 15 acres of land it owns, which is adjacent to the existing Park Place Apartments in Lexington, Kentucky. It is currently estimated that the construction cost of the project will be $11,200,000. Construction costs will be funded by loan proceeds of $7,200,000 from a mortgage loan obtained during 1997 and cash reserves. Through June 30, 2000, approximately $11,114,000 of the cost has been incurred.

     As of June 30, 2000, all 13 buildings (152 apartment units) at Park Place Apartments Phase III have been certified for occupancy. As a result of units being turned over, all construction costs incurred as of June 30, 2000, approximately $11,114,000, have been reclassed from construction in progress to land, buildings and amenities, net.

     The Partnership plans to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. As of June 30, 2000, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be $920,000 ($20,000 per building).

     The roof replacements discussed above will be managed by the General Partner via funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

     The Partnership has been sued by Elder Construction and Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder
                                                                           -----
     Construction  &  Associates,  Inc.  V. NTS  Development  Company,  Frontier
     ---------------------------------------------------------------------------
     Insurance Company,  NTS-Properties VI, a Maryland limited partnership,  NTS
     ---------------------------------------------------------------------------
     Properties Associates VI, and NTS Capital Corporation. All of the named NTS
     ------------------------------------------------------
     entities are represented by Middleton and Reutlinger, a local law firm.

     -----------------------------------------

     Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. After being removed from the job for its failure to provide its services in a professional, diligent and workmanlike manner, a complaint was filed on behalf of Elder Construction in November 1999, alleging, inter
                                                                           -----
     alia,  breach of contract.  The complaint  requested  judgement against the
     ----
     defendants in the amount of $233,122 plus interest and other relief against the defendants.

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

     -----------------------------

                                             Three Months Ended June 30, 2000
                                             --------------------------------

                                           Residential  Commercial     Total
                                           -----------  ----------     -----

Rental income                               $2,369,006  $  198,792  $2,567,798
Interest and other income                        6,614         345       6,959
                                            ----------  ----------  ----------
      Total net revenues                    $2,375,620  $  199,137  $2,574,757
                                            ----------  ----------  ----------
Operating expense and operating expenses -
  affiliated                                $  915,511  $   82,030  $  997,541
Loss on disposal of assets                     134,539       3,220     137,759
Management fees                                120,714      11,997     132,711
Real estate taxes                              230,560       8,243     238,803
Interest expense                               217,127          --     217,127
Depreciation and amortization                  495,160      48,582     543,742
                                            ----------  ----------  ----------
     Total expenses                         $2,113,611  $  154,072  $2,267,683
                                            ----------  ----------  ----------
      Net income                            $  262,009  $   45,065  $  307,074
                                            ==========  ==========  ==========




                                              Three Months Ended June 30, 1999
                                              --------------------------------

                                           Residential   Commercial     Total
                                           -----------   ----------     -----

Rental income                                $2,218,652  $  185,870  $2,404,522
Interest and other income                         7,173         690       7,863
                                             ----------  ----------  ----------
      Total net revenues                     $2,225,825  $  186,560  $2,412,385
                                             ----------  ----------  ----------
Operating expenses and operating expenses -
  affiliated                                 $  605,384  $   81,374  $  686,758
Loss on disposal of assets                      218,497          --     218,497
Management fees                                 114,398       9,998     124,396
Real estate taxes                               195,037       8,274     203,311
Depreciation and amortization                   385,967      39,209     425,176
                                             ----------  ----------  ----------
     Total expenses                          $1,519,283  $  138,855  $1,658,138
                                             ----------  ----------  ----------
     Net Income                              $  706,542  $   47,705  $  754,247
                                             ==========  ==========  ==========


     -----------------------------

                                                Six Months Ended June 30, 2000
                                                ------------------------------

                                            Residential  Commercial    Total
                                            -----------  ----------    -----

Rental income                                $4,633,700  $  385,559  $5,019,259
Interest and other income                        17,659       1,034      18,693
Gain on sale of assets                            5,188          --       5,188
                                             ----------  ----------  ----------
     Total net revenues                      $4,656,547  $  386,593  $5,043,140
                                             ----------  ----------  ----------
Operating expenses and operating expenses -
  affiliated                                 $1,769,108  $  163,112  $1,932,220
Loss on disposal of assets                      134,611       3,220     137,831
Interest expense                                436,253          --     436,253
Management fees                                 235,977      23,463     259,440
Real estate taxes                               480,048      16,486     496,534
Depreciation and amortization                   961,502      95,294   1,056,796
                                             ----------  ----------  ----------
     Total expenses                          $4,017,499  $  301,575  $4,319,074
                                             ----------  ----------  ----------
     Net income                              $  639,048  $   85,018  $  724,066
                                             ==========  ==========  ==========




                                               Six Months Ended June 30, 1999
                                               ------------------------------

                                            Residential  Commercial     Total
                                            -----------  ----------     -----

Rental income                                $4,363,339  $  365,635  $4,728,974
Interest and other income                        13,790       1,002      14,792
                                             ----------  ----------  ----------
      Total net revenue                      $4,377,129  $  366,637  $4,743,766
                                             ----------  ----------  ----------
Operating expenses and operating expenses -
  affiliated                                 $1,656,326  $  164,517  $1,820,843
Loss on disposal of assets                      234,539          --     234,539
Management fees                                 221,786      22,728     244,514
Real estate taxes                               390,073      16,548     406,621
Depreciation and amortization                   768,783      76,382     845,165
                                             ----------  ----------  ----------
     Total expenses                          $3,271,507  $  280,175  $3,551,682
                                             ----------  ----------  ----------
     Net income                              $1,105,622  $   86,462  $1,192,084
                                             ==========  ==========  ==========


     -----------------------------

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2000            1999
                                                  ----            ----

NET REVENUES
------------
Total revenues for reportable segments          $ 2,574,757    $ 2,412,385
Other income for Partnership                          7,033          4,537
                                                -----------    -----------
     Total net revenues                         $ 2,581,790    $ 2,416,922
                                                ===========    ===========

INTEREST EXPENSE
----------------
Interest expense for reportable segments        $   217,127    $        --
Interest expense for Partnership                    454,033        486,060
                                                -----------    -----------
     Total interest expense                     $   671,160    $   486,060
                                                ===========    ===========

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization
for reportable segments                         $   543,742    $   425,176
Depreciation and amortization for Partnership        33,191         31,795
                                                -----------    -----------
     Total depreciation and amortization        $   576,933    $   456,971
                                                ===========    ===========


NET INCOME (LOSS)
-----------------
Total net income for reportable segments        $   307,074    $   754,247
Net loss for Partnership                           (426,120)      (336,599)
Eliminations                                       (190,519)      (310,699)
                                                -----------    -----------
     Total net (loss) income                    $  (309,565)   $   106,949
                                                ===========    ===========


     -----------------------------

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                  2000            1999
                                                  ----            ----

NET REVENUES
------------
Total revenues for reportable segments          $ 5,043,140    $ 4,743,766
Other income for Partnership                          7,613          5,126
                                                -----------    -----------
     Total consolidated net revenues            $ 5,050,753    $ 4,748,892
                                                ===========    ===========
INTEREST EXPENSE
----------------
Interest expense for reportable segments        $   436,253    $        --
Interest expense for Partnership                    867,451        958,371
                                                -----------    -----------
     Total interest expense                     $ 1,303,704    $   958,371
                                                ===========    ===========
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization
for reportable segments                         $ 1,056,796    $   845,165
Depreciation and amortization for Partnership        65,923         63,591
                                                -----------    -----------
     Total depreciation and amortization        $ 1,122,719    $   908,756
                                                ===========    ===========
NET INCOME (LOSS)
-----------------
Total net income for reportable segments        $   724,066    $ 1,192,084
Net loss for Partnership                           (664,244)      (771,388)
Eliminations                                       (528,455)      (496,439)
                                                -----------    -----------
     Total net loss                             $  (468,633)   $   (75,743)
                                                ===========    ===========


11.  Recent Accounting Pronouncement
     -------------------------------

     The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF
     reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the
     Partnership's 1999 Form 10-K Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

     The consensus is applicable to financial statements for annual periods ending after June 15, 2000. Upon application of the consensus, all comparative financial statements shall be restated to conform with the consensus. The application of this consensus will not result in a restatement of previously reported partners' equity or results of operations, but will result in a recharacterization or reclassification of certain financial statements' captions and amounts. The Partnership plans to restate its financial statements using the equity method to account for its joint venture investments for the year ending December 31, 2000.

12.  Subsequent Events
     -----------------

     On July 14, 2000, a settlement agreement relative to a class action suit was executed in a claim the Partnership had against Masonite Corporation for defective hardboard siding installed at Golf Brook Apartments. Masonite Corporation settled on 15 of 19 buildings at Golf Brook Apartments for a total of approximately $253,700. An agreement has not been reached, at this time for the remaining four buildings.

     On July 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership has an insurance deductible of $5,000 and has filed a claim with its insurance company. At this time, it is unknown how much it will cost to repair the eight apartment units.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from the other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Results of Operations
---------------------

The occupancy levels at Partnership's properties as of June 30 were as follows:


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                        2000 (1)        1999
                                                        --------        ----
Wholly-owned Properties
-----------------------

Sabal Park Apartments                                    98%           96%
Park Place Apartments Phase I (2)                        83%           92%
Willow Lake Apartments                                   97%           78%
Park Place Apartments Phase III (3)                      27%           N/A

Property Owned in Joint Venture with NTS-Properties IV
------------------------------------------------------
(Ownership % at June 30, 2000)
------------------------------

Golf Brook Apartments (96.03%)                           94%           89%
Plainview Point III Office Center (95.04%)               91%           91%

(1) Current occupancy levels are considered adequate to continue operation of all the underlying properties except Park Place Apartments Phase III. Park Place Apartments Phase III is currently undergoing an effort to lease the recently completed apartments.
(2) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) On May 19, 2000, the last building at Park Place Apartments Phase III was certified for occupancy. As of June 30, 2000, there are 152 apartment units available for lease of which 41 are occupied. There were no apartment units certified for occupancy as of June 30, 1999.

The average occupancy levels at the Partnership's properties during the three months and six months ended June 30 were as follows:


                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   June 30,         June 30,
                                                   --------         --------
                                                2000     1999    2000     1999
                                                ----     ----    ----     ----

Wholly-owned Properties
-----------------------

Sabal Park Apartments                            96%      96%     97%      96%
Park Place Apartments Phase I (1)                86%      89%     86%      86%
Willow Lake Apartments                           93%      78%     90%      77%
Park Place Apartments Phase III (2)              N/A      N/A     N/A      N/A

Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV
----------------------
(Ownership % at June 30, 2000)
------------------------------

Golf Brook Apartments (96.03%) (1)               91%      93%     92%      94%
Plainview Point III Office Center (95.04%) (1)   90%      89%     88%      90%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Average occupancy is not applicable for Park Place Apartments Phase III due to the fact that units were turned over for leasing at different times during the three months and six months ended June 30, 2000. There were no apartment units available for leasing during the three months and six months ended June 30, 1999.

----------------------------------

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 2000 and 1999 were as follows:


                                       Three Months Ended      Six Months Ended
                                             June 30,             June 30,
                                             --------             --------

                                         2000       1999      2000        1999
                                         ----       ----      ----        ----

Wholly-owned Properties
-----------------------

Sabal Park Apartments                $  494,950 $  472,145 $  972,805 $  931,783
Park Place Apartments Phase I        $  462,383 $  463,875 $  910,122 $  900,082
Willow Lake Apartments               $  602,011 $  555,069 $1,164,932 $1,091,800
Park Place Apartments Phase III      $  111,404     N/A    $  173,829     N/A

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV
-----------------
(Ownership % at June 30, 2000)
------------------------------

Golf Brook Apartments (96.03%)       $  704,872 $  734,736 $1,434,859 $1,453,464
Plainview Point III
Office Center (95.04%)               $  199,137 $  186,560 $  386,593 $  366,637

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending June 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $163,300 or 7% and $290,300 or 6% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The increase in rental income was primarily a result of rental income collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not in operation during the three months or six months ended June 30, 1999), increased average occupancy at Willow Lake Apartments and increased rental rates at Plainview Point III Office Center and Sabal Park Apartments. The increase is partially offset by decreased average occupancy at Golf Brook Apartments.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages that are representative of the entire year's results.

Operating expenses increased approximately $290,200 or 77% for the three months ended June 30, 2000, as compared to the same period in 1999, primarily due to the following: 1) expenses incurred by Park Place Apartments Phase III (Park Place Apartments Phase III was not in operation during the three months ended June 30, 1999) mainly for advertising, landscaping and utility expenses, 2) increased repairs and maintenance costs at Sabal Park Apartments (wood replacement, painting and appliances) and Golf Brook Apartments (wood replacement, painting, heating and air conditioning repairs, and floor covering) and 3) increased advertising costs at Willow Lake Apartments and Golf Brook Apartments. The increase is partially offset by: 1)decreased landscaping

---------------------------------

at Park Place Apartments Phase I, Willow Lake Apartments and Sabal Park Apartments, 2) decreased signage at Plainview Point III Office Center and 3) decreased utilities at Willow Lake Apartments.

Operating expenses increased approximately $91,200 or 8% for the six months ended June 30, 2000, as compared to the same period in 1999, primarily due to the following: 1) expenses incurred by Park Place Apartments Phase III (Park Place Apartments Phase III was not in operation during the six months ended June 30, 1999), 2) increased advertising at Willow Lake Apartments and Golf Brook Apartments, 3) increased repairs and maintenance costs at Park Place Apartments Phase I (wood replacement), Sabal Park Apartments (appliances and heating and air conditioning expenses), and at Willow Lake Apartments (interior painting and repairs and floor covering) and 4) increased amortization of prepaid leasing commissions at Plainview Point III Office Center. The increase is partially offset by: 1) decreased landscaping at Sabal Park Apartments and Park Place Apartments Phase I, 2) decreased signage at Plainview Point III Office Center and 3) decreased employee training at Sabal Park Apartments and Golf Brook Apartments.

Operating expenses - affiliated increased approximately $20,600 or 7% and $20,200 or 3% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The increases were primarily a result of expenses incurred by Park Place Apartments Phase III (Park Place Apartments Phase III was not in operation during the three or six months ended June 30, 1999) and increased overhead costs and personnel costs at Plainview Point III Office Center due to changes in allocation of the costs. The increase is partially offset by decreased overhead costs allocated at Park Place Apartments Phase I, Willow Lake Apartments and Golf Brook Apartments. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The 2000 loss on disposal of assets can be attributed to Golf Brook Apartments and Sabal Park Apartments. The loss is a result of the retirement of assets due to the renovation of the clubhouses.

The 1999 loss on disposal of assets can be attributed to Sabal Park Apartments and Golf Brook Apartments. The loss is the result of a signage replacement project at Sabal Park Apartments and a exterior wood replacement and painting project at Sabal Park Apartments and Golf Brook Apartments.

Interest expense increased approximately $185,100 or 38% and $345,300 or 36% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, as a result of the Partnership's increased mortgage debt. The increase is also due to interest capitalized on the Park Place Apartments Phase III construction decreasing from approximately $97,000 for the six months ended June 30, 1999, to approximately $25,600 for the same period in 2000. This reduction in capitalized interest has effectively increased interest expense for the three months and six months ended June 30, 2000, as compared to the same periods in 1999. The increase in debt level is partially offset by continued principal payments.

---------------------------------

Real estate taxes increased approximately $35,500 or 17% and $89,900 or 22% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of the following: 1) real estate taxes for Park Place Apartment Phase III (Park Place Apartments Phase III was not in operation during the three months or six months ended June 30, 2000),
2) increased estimated property taxes for Willow Lake Apartments and 3) increased assessments at Golf Brook Apartments and Sabal Park Apartments.

Professional and administrative expenses decreased approximately $24,100 or 30% and $23,600 or 17% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. This decrease is due primarily to decreased legal fees in relation to tender offers and general services.

Professional and administrative expenses - affiliated increased approximately $26,500 or 48% and $39,600 or 35% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of increased finance and accounting salary costs due to changes in staff. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation expense increased approximately $120,000 or 26% and $214,000 or 24% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of the following: 1) capitalization of Park Place Apartments Phase III's construction costs (approximately $11,114,000), 2) tenant finish and common area replacements at Plainview Point III Office Center, net of retirements, and 3) building improvements and fitness center renovation costs, net of retirements, at Golf Brook Apartments and Sabal Park Apartments. The increase is partially offset by a portion of the original land improvements, building improvements and amenities at the Partnership's underlying properties becoming fully depreciated.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2000            1999
                                                     ----            ----

Operating activities                            $   300,985      $ 1,429,630
Investing activities                             (2,036,621)      (4,087,251)
Financing activities                              2,096,841        2,843,828
                                                ------------     ------------
     Net increase in cash and equivalents       $   361,205      $   186,207
                                                ============     ============


Net cash provided by operating activities decreased approximately $1,128,600 or 79% for the six months ended June 30, 2000, as compared to the same period in 1999. The decrease in net cash provided by operating activities was driven primarily by a decrease in accounts payable.

-----------------------------------------------------------

The decrease in net cash used in investing activities during the six months ended June 30, 2000, as compared to the same period in 1999, was primarily due to decreased capital expenditures (construction of Park Place Apartments Phase III is in its final stage).

The decrease in net cash provided by financing activities, during the six months ended June 30, 2000, as compared to the same period in 1999, was primarily due to a decrease in proceeds from mortgage loans (there was only one draw made on the Park Place Apartments Phase I and III loan during the six months ended June 30, 2000). The decrease is partially offset by decreased cash distributions.

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

The Partnership used cash flow from operations and cash on hand to pay a 1% (annualized) distribution of $201,207 for the six months ended June 30, 1999. The annualized distribution rate is calculated as a percent of the original capital contribution. The Limited Partners received 99% and the General Partner received 1% of these distributions.

The table below presents that portion of the distributions that represent a return of capital on a GAAP basis for the six months ended June 30, 2000 and 1999. These distributions were funded by cash flow derived from operating activities.

                                  Net              Cash
                                 Loss          Distributions     Return of
                              Allocated          Declared          Capital
                              ---------          --------          -------

Limited Partners:
                 2000       $   (463,947)        $       --       $      --
                 1999            (74,986)           199,195         199,195
General Partner:
                 2000       $     (4,686)        $       --       $      --
                 1999               (757)             2,012           2,012

The demand on future liquidity is anticipated to increase as a result of the replacement of roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. As of June 30, 2000, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing the remaining roofs is estimated to be $920,000 ($20,000 per building).

-----------------------------------------------------------

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases that expire during 2000 or obtain new tenants, are unknown.

On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), filed a tender offer (the "Fourth Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase up to 200 of the Partnership's limited partnership Units at a price of $380 per Unit as of the date of the Fourth Tender Offer. Approximately $94,000 ($76,000 to purchase 200 Units plus approximately $18,000 for expenses associated with the Fourth Tender Offer) is required to purchase all 200 Units. The Fourth Tender Offer stated that the Partnership will purchase the first 100 Units tendered and will fund its purchase and its portion of the expenses from cash flow from operations. If more than 100 Units are tendered, ORIG, LLC. will purchase up to an additional 100 Units. If more than 200 Units are tendered, the Offerors may choose to acquire the additional Units on a pro-rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC. will be held by it. The General Partner, NTS- Properties Associates VI, does not intend to participate in the Fourth Tender Offer. The Fourth Tender Offer was scheduled to expire on June 27, 2000.

On June 23, 2000, the Partnership filed an amendment to the Fourth Tender Offer with the Securities and Exchange Commission. The amendment supplements and amends the Offer to extend the expiration date of the Fourth Tender Offer to August 15, 2000 and to expand the definition of Offerors to include Mr. J.D. Nichols and Mr. Brian F. Lavin, each an affiliate of the issuer. As of the date of this filing, 3,164 Units have been tendered.

On July 14,  2000, a  settlement  agreement  relative to a class action suit was executed  in a claim  the  Partnership  had  against  Masonite  Corporation  for defective hardboard siding installed at Golf Brook Apartments. Masonite Corporation settled on 15 of 19 buildings at Golf Brook Apartments for a total of approximately $253,700. An agreement has not been reached, at this time for the remaining four buildings.

On July 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership has an insurance deductible of $5,000 and has filed a claim with its insurance company. At this time, it is unknown how much it will cost to repair the eight apartment units.

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments, and negotiates lease renewals with current residents.

-----------------------------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership's primary risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $3,000,000 note payable that bear interest at the Euro-Rate plus 225 basis points and the $26,250 note payable that bears interest at the Prime Rate + 1%. At June 30, 2000, a hypothetical 100 basis point increase in interest rates would result in approximately $30,300 additional annual interest expense on the variable rate mortgages. The same increase in interest rates would also result in an approximate $906,300 decrease in the fair value of debt held by the Partnership.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information
                  -----------------

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)       Exhibits:

                           Exhibit 27.      Financial Data Schedule

                  b)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NTS-PROPERTIES VI,
                                            A Maryland Limited Partnership
                                       -----------------------------------------
                                                   (Registrant)

                                       By:      NTS-Properties Associates VI,
                                                General Partner
                                                By:      NTS Capital Corporation
                                                         General Partner



                                       /s/ Gregory A. Wells
                                       -----------------------------------------
                                       Gregory A. Wells
                                       Senior Vice President and
                                       Chief Financial Officer of
                                       NTS Capital Corporation


Date: August 11, 2000