Form 10-Q
period 2000-09-30
NTS PROPERTIES VI/MD
filed 2000-11-13
CIK 765232

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                       0-14695
                        --------------------------------------------------------

                NTS-PROPERTIES VI, A Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                      61-1066060
---------------------------------------------          -------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                        Identification No.)

         10172 Linn Station Road
          Louisville, Kentucky                                   40223
---------------------------------------------          -------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1. Financial Statements

        Balance Sheets as of September 30, 2000 and December 31, 1999          3

        Statement of Partners' Equity as of September 30, 2000                 3

        Statements of Operations for the three months and nine months ended
            September 30, 2000 and 1999                                        4

        Statements of Cash Flows for the nine months ended
            September 30, 2000 and 1999                                        5

        Notes to Financial Statements                                       6-16

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          17-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk            26


                                     PART II
                                     -------

Item 1. Legal Proceedings                                                     27

Item 2. Changes in Securities                                                 27

Item 3. Defaults Upon Senior Securities                                       27

Item 4. Submission of Matters to a Vote of Security Holders                   27

Item 5. Other Information                                                     27

Item 6. Exhibits and Reports on Form 8-K                                      27

Signatures                                                                    28

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                                 BALANCE SHEETS
                                 --------------


                                                                          As of                         As of
                                                                    September 30, 2000           December 31, 1999 *
                                                                --------------------------    --------------------------
                                                                        (UNAUDITED)
ASSETS
------
Cash and equivalents                                             $                 592,201    $                        -
Cash and equivalents - restricted                                                  353,380                       206,697
Accounts receivable                                                                 78,779                       195,399
Land, buildings and amenities, net                                              48,709,418                    48,357,129
Other assets                                                                       686,363                       451,425
                                                                  ------------------------     -------------------------

     TOTAL ASSETS                                                $              50,420,141    $               49,210,650
                                                                  ========================     =========================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages and note payable                                       $              35,125,459    $               33,312,443
Accounts payable                                                                 1,248,065                     1,650,675
Security deposits                                                                  225,925                       214,523
Other liabilities                                                                  711,834                       221,597
                                                                  ------------------------     -------------------------

     TOTAL LIABILITIES                                                          37,311,283                    35,399,238

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                                13,108,858                    13,811,412
                                                                  ------------------------     -------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                           $              50,420,141    $               49,210,650
                                                                  ========================     =========================



                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                                             Limited                  General
                                                            Partners                  Partner                  Total
                                                      ---------------------    ---------------------    -------------------
PARTNERS' EQUITY/(DEFICIT)
-------------------------
Capital contributions, net of offering costs           $         40,518,631      $               100     $       40,518,731
Net loss - prior years                                          (11,934,430)                 (72,160)           (12,006,590)
Net loss - current year                                            (657,907)                  (6,646)              (664,553)
Cash distributions declared to date                             (12,006,384)                (121,277)           (12,127,661)
Repurchase of Limited Partnership Units                          (2,611,069)                       -             (2,611,069)
                                                        -------------------       ------------------      -----------------

BALANCES AT September 30, 2000                         $         13,308,841      $          (199,983)    $       13,108,858
                                                        ===================       ==================      =================


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


                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)


                                                      Three Months Ended                          Nine Months Ended
                                                         September 30,                              September 30,
                                            ---------------------------------------    ---------------------------------------
                                                   2000                 1999                  2000                 1999
                                            ------------------    -----------------    ------------------    -----------------
REVENUES
--------
Rental income                                    $   2,630,302        $   2,345,417         $   7,649,561        $   7,074,011
Interest and other income                              261,427                9,792               287,733               29,710
Gain on sale of assets                                       -                    -                 5,188                    -
                                                  ------------         ------------          ------------         ------------

      TOTAL REVENUES                             $   2,891,729        $   2,355,209         $   7,942,482        $   7,103,721
                                                  ------------         ------------          ------------         ------------

EXPENSES
--------
Operating expenses                              $      854,007       $      671,463         $   2,112,117        $   1,838,025
Operating expenses - affiliated                        353,217              315,907             1,027,330              969,809
Loss on disposal of assets                              60,381               17,594               198,212              252,133
Interest expense                                       681,598              502,839             1,985,301            1,461,208
Management fees                                        149,894              123,268               409,334              367,782
Real estate taxes                                      224,488              203,311               721,021              609,932
Professional and administrative
   expenses                                             36,435               58,958               149,280              195,416
Professional and administrative
   expenses - affiliated                                77,810               61,952               231,902              176,485
Depreciation and amortization                          649,819              476,780             1,772,538            1,385,536
                                                  ------------         ------------          ------------         ------------

     TOTAL EXPENSES                                  3,087,649            2,432,072             8,607,035            7,256,326
                                                  ------------         ------------          ------------         ------------

Net (loss)                                       $    (195,920)       $     (76,863)        $    (664,553)       $    (152,605)
                                                  ============         ============          ============         ============

Net (loss) allocated to the
   Limited Partners                              $    (193,961)       $     (76,094)        $    (657,907)       $    (151,079)
                                                  ============         ============          ============         ============

Net (loss) per Limited
   Partnership Unit                              $       (4.97)       $       (1.91)        $      (16.84)       $       (3.79)
                                                  ============         ============          ============         ============

Weighted average number of
   Limited Partnership Units                            39,044               39,839                39,074               39,905
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

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                               ---------------------------------------------------------
                                                                          2000                           1999
                                                               ---------------------------    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                           $              (664,553)        $            (152,605)
Adjustment to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                                     198,212                       252,133
    Gain on sale of assets                                                          (5,188)                            -
    Depreciation and amortization                                                1,772,538                     1,385,535
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                           (146,683)                     (155,078)
      Accounts receivable                                                          116,620                       (14,876)
      Other assets                                                                (112,862)                        2,488
      Accounts payable                                                            (402,610)                      331,007
      Security deposits                                                             11,402                        (7,388)
      Other liabilities                                                            490,237                       695,770
                                                                    ----------------------          --------------------

     Net cash provided by operating activities                                   1,257,113                     2,336,986
                                                                    ----------------------          --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities                                     (2,292,115)                   (6,192,983)
Proceeds from sale of assets                                                         8,736                             -
                                                                    ----------------------          --------------------

     Net cash used in investing activities                                      (2,283,379)                   (6,192,983)
                                                                    ----------------------          --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and note payable                                (1,040,266)                   (1,346,480)
Proceeds from mortgage loan                                                      2,853,282                     5,868,040
Cash distributions                                                                       -                      (303,703)
Repurchase of Limited Partnership Units                                            (38,000)                     (447,500)
Cash and equivalents - restricted                                                        -                        77,500
Additions to loan costs                                                           (156,549)                      (17,837)
                                                                    ----------------------          --------------------

    Net cash provided by financing activities                                    1,618,467                     3,830,020
                                                                    ----------------------          --------------------

    Net increase (decrease) in cash and equivalents                                592,201                       (25,977)

CASH AND EQUIVALENTS, beginning of period                                                -                       362,822
                                                                    ----------------------          --------------------

CASH AND EQUIVALENTS, end of period                                $               592,201         $             336,845
                                                                    ======================          ====================

Interest paid on a cash basis                                      $             1,990,690         $           1,481,798
                                                                    ======================          ====================


The accompanying notes to financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,
                              ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the nine months ended September 30, 2000 and 1999.

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

3.   Reclassifications of 1999 Financial Statements
     ----------------------------------------------

     Certain reclassifications have been made to the September 30, 1999 financial statements to conform with September 30, 2000 classifications. These reclassifications have no effect on previously reported operations.

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended September 30, 2000 and 1999 did not result in any impairment loss.

6.   Mortgages and Note Payable
     --------------------------

     Mortgages and note payable consist of the following:


                                                             September 30, 2000                December 31,1999
                                                       ------------------------------    ----------------------------
     Mortgage payable with an insurance company,
     bearing interest at 7.74%, due October 15, 2012,
     secured by certain land, buildings and amenities.       $            11,852,711           $       11,186,637

     Mortgage payable with an insurance  company,
     bearing  interest at 7.43%,  until February 2, 2000
     when the loan was refinanced.  The interest rate
     after February 2, 2000 is 7.57%, due May 15, 2009,
     secured by certain land, buildings and amenities.                     8,602,797                    7,677,179

     Mortgage payable with an insurance company,
     bearing interest at 7.32%, due October 15, 2012,
     secured by certain land, buildings and amenities.                     7,487,001                    7,767,882

     Mortgage payable to a bank, currently bearing interest
     at the Euro-Rate plus 225 basis  points, due June 23, 2002, secured  by  certain  land,  buildings  and amenities.
     At September 30, 2000, the interest rate was
     approximately 8.82%.                                                  2,992,882                    2,298,001

     Mortgage payable with an insurance company,
     bearing interest at 7.38%, due December 5, 2012,
     secured by certain land, buildings and amenities.                     2,506,166                    2,598,146

     Mortgage payable with an insurance company,
     bearing interest at 7.38%, due December 5, 2012,
     secured by certain land, buildings and amenities.                     1,670,777                    1,732,098


                                             (Continued on next page)



6.   Mortgages and Note Payable - Continued
     --------------------------------------

                                                             September 30, 2000               December 31, 1999
                                                       ------------------------------    ----------------------------
    Note payable to a bank, bearing interest at the
    Prime Rate + 1% , due June 14, 2001, secured by
    certain land, buildings and amenities. At
    September 30, 2000, the interest rate was 10.50%.        $                13,125          $            52,500
                                                              ----------------------           ------------------

                                                             $            35,125,459          $        33,312,443
                                                              ======================           ==================


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $34,534,000.

     The mortgage payable with an outstanding balance of $11,852,711 as of September 30, 2000, has an additional availability of $231,144. The proceeds were used to fund the construction of Park Place Apartments Phase III.

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

     On June 22, 2000, the Partnership submitted an application with a mortgage company for a first mortgage loan commitment in the amount of $3,200,000 to be secured by land and buildings known as Plainview Point III Office Center. The mortgage would be for a term of 10 years with an interest rate of 8.375%, amortized over 20 years. If the application is approved, the Partnership will use the proceeds to pay off the mortgage payable with an outstanding balance of $2,992,882 on Plainview Point III Office Center. As of September 30, 2000, the application was still awaiting approval.

7.   Tender Offer
     ------------

     On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), filed a tender offer (the "Fourth Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase up to 200 of the Partnership's Limited Partnership Units at a price of $380 per Unit. The Fourth Tender Offer stated that the Partnership would purchase the first 100 Units tendered and would fund its purchase and its portion of the expenses from cash flow from operations. If more than 100 Units were tendered, ORIG, LLC would purchase up to an additional 100 Units. If more than 200 Units were tendered, the Offerors had the option to acquire the additional Units on a pro rata basis. The Fourth Tender Offer was scheduled to expire on June 27, 2000.

     ------------------------

     On June 23, 2000, the Partnership filed an amendment to the Fourth Tender Offer which extended the expiration date to August 15, 2000.

     On August 15, 2000, the Fourth Tender Offer expired. A total of 3,685 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units at a cost of $38,000 and ORIG, LLC purchased 3,585 Units at a cost of $1,362,300. The expenses associated with the Fourth Tender Offer were approximately $36,686 of which the Partnership incurred $575 and ORIG incurred $36,111. Units acquired by the Partnership will be retired. Units acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VI, did not participate in the Fourth Tender Offer.

8.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues of the residential properties and 6% of the gross revenues of the commercial property. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

     The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2000 and 1999, respectively. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses
     - affiliated, and items which have been capitalized as other assets or as land, buildings and amenities.


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                          -------------------------------------------
                                                                                 2000                     1999
                                                                          ------------------       ------------------
Property management fees                                                    $        409,334         $        367,782
                                                                             ---------------          ---------------

     Total property management fees                                                  409,334                  367,782
                                                                             ---------------          ---------------

Property management                                                                  662,076                  580,123
Leasing                                                                              130,159                  175,171
Administrative - operating                                                           227,299                  203,879
Other                                                                                  7,796                   10,636
                                                                             ---------------          ---------------

     Total operating expenses -affiliated                                          1,027,330                  969,809
                                                                             ---------------          ---------------

Administrative - professional                                                        231,902                  176,485
                                                                             ---------------          ---------------

     Total professional and administrative expenses - affiliated                     231,902                  176,485
                                                                             ---------------          ---------------

                            (Continued on next page)



8.   Related Party Transactions - Continued
     --------------------------------------

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                          -------------------------------------------
                                                                                 2000                     1999
                                                                          ------------------       ------------------
Repairs and maintenance fee                                                           34,670                   19,028
Fixed assets                                                                             299                      391
Leasing commissions                                                                    4,784                   12,549
Construction management                                                               97,274                  342,142
                                                                             ---------------          ---------------

     Total related party transactions capitalized                                    137,027                  374,110
                                                                             ---------------          ---------------

     Total related party transactions                                         $    1,805,593           $    1,888,186
                                                                             ===============          ===============


     On February 7, 2000, ORIG, LLC (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership. The Affiliate purchased 675 Interests in the Partnership for a total consideration of $281,128 or an average price of $416 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

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

     On July, 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership filed a claim with its insurance company, and after meeting the $5,000 deductible, collected $100,000 subsequent to September 30, 2000. It is unknown at this time, if the costs of the repairs to the eight apartments will be completely covered by the insurance claim.

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

     -----------------------------------------

     The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. As of September 30, 2000, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be $920,000 ($20,000 per building).

     The roof replacements discussed above will be made using funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

     The Partnership has been sued by Elder Construction and Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder Construction & Associates, Inc. V. NTS Development Company, Frontier Insurance Company, NTS-Properties VI, a Maryland limited partnership, NTS Properties Associates VI, and NTS Capital Corporation. All of the named NTS entities are represented by Middleton and Reutlinger, a Louisville, Kentucky law firm.

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

10.  Segment Reporting
     -----------------

     The Partnership's reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership's ownership and operating results relative to apartment communities known as Willow Lake, Park Place Phase I, Park Place Phase III, Sabal Park and Golf Brook. The commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Plainview Point III Office Center.

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

     -----------------------------


                                                                     Three Months Ended September 30, 2000
                                                       -----------------------------------------------------------------

                                                           Residential             Commercial               Total
                                                       --------------------    ------------------     ------------------
Rental income                                               $     2,427,381      $        202,921       $     2,630,302
Interest and other income                                           255,718                   438               256,156
                                                             --------------       ---------------        --------------

      Total net revenues                                    $     2,683,099      $        203,359       $     2,886,458
                                                             --------------       ---------------        --------------

Operating expense and operating expenses -
  affiliated                                                $     1,113,157      $         94,067       $     1,207,224
Loss on disposal of assets                                           60,381                     -                60,381
Management fees                                                     137,537                12,357               149,894
Real estate taxes                                                   216,245                 8,243               224,488
Interest expense                                                    216,769                     -               216,769
Depreciation and amortization                                       567,157                49,389               616,546
                                                             --------------       ---------------        --------------

     Total expenses                                         $     2,311,246      $        164,056       $     2,475,302
                                                             --------------       ---------------        --------------

      Net income                                            $       371,853      $         39,303       $       411,156
                                                             ==============       ===============        ==============



                                                                    Three Months Ended September 30, 1999
                                                       -----------------------------------------------------------------

                                                           Residential             Commercial               Total
                                                       --------------------    ------------------    -------------------
Rental income                                               $     2,153,354         $     192,063        $     2,345,417
Interest and other income                                             4,253                   (21)                 4,232
                                                             --------------          ------------         --------------

      Total net revenues                                    $     2,157,607         $     192,042        $     2,349,649
                                                             --------------          ------------         --------------

Operating expenses and operating expenses -
  affiliated                                                $       898,167        $       89,203        $       987,370
Loss on disposal of assets                                              842                16,752                 17,594
Management fees                                                     110,064                13,204                123,268
Real estate taxes                                                   195,037                 8,274                203,311
Depreciation and amortization                                       417,518                43,340                460,858
                                                             --------------          ------------         --------------

     Total expenses                                         $     1,621,628         $     170,773        $     1,792,401
                                                             --------------          ------------         --------------

     Net Income                                             $       535,979         $      21,269        $       557,248
                                                             ==============          ============         ==============


     -----------------------------


                                                                     Nine Months Ended September 30, 2000
                                                       -----------------------------------------------------------------

                                                           Residential             Commercial               Total
                                                       --------------------    -------------------   -------------------
Rental income                                               $     7,061,080         $      588,481       $     7,649,561
Interest and other income                                           273,377                  1,472               274,849
Gain on sale of assets                                                5,188                      -                 5,188
                                                             --------------          -------------        --------------

     Total net revenues                                     $     7,339,645         $      589,953       $     7,929,598
                                                             --------------          -------------        --------------

Operating expenses and operating expenses -
  affiliated                                                $     2,882,267         $      257,180       $     3,139,447
Loss on disposal of assets                                          194,992                  3,220               198,212
Interest expense                                                    653,021                      -               653,021
Management fees                                                     373,514                 35,820               409,334
Real estate taxes                                                   696,293                 24,728               721,021
Depreciation and amortization                                     1,528,658                144,684             1,673,342
                                                             --------------          -------------        --------------

     Total expenses                                         $     6,328,745         $      465,632       $     6,794,377
                                                             --------------          -------------        --------------

     Net income                                             $     1,010,900         $      124,321       $     1,135,221
                                                             ==============          =============        ==============



                                                                     Nine Months Ended September 30, 1999
                                                       -----------------------------------------------------------------

                                                           Residential             Commercial               Total
                                                       --------------------    ------------------    -------------------
Rental income                                               $     6,516,312      $        557,699        $     7,074,011
Interest and other income                                            18,043                   980                 19,023
                                                             --------------       ---------------         --------------

      Total net revenue                                     $     6,534,355      $        558,679        $     7,093,034
                                                             --------------       ---------------         --------------

Operating expenses and operating expenses -
  affiliated                                                $     2,554,115      $        253,719        $     2,807,834
Loss on disposal of assets                                          235,381                16,752                252,133
Management fees                                                     331,850                35,932                367,782
Real estate taxes                                                   585,109                24,823                609,932
Depreciation and amortization                                     1,186,301               119,723              1,306,024
                                                             --------------       ---------------         --------------

     Total expenses                                         $     4,892,756      $        450,949        $     5,343,705
                                                             --------------       ---------------         --------------

     Net income                                             $     1,641,599      $        107,730        $     1,749,329
                                                             ==============       ===============         ==============


     -----------------------------

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                                             Three Months Ended September 30,
                                                                      -----------------------------------------------
                                                                              2000                      1999
                                                                      --------------------     ----------------------
NET REVENUES
------------
Total revenues for reportable segments                                    $      2,886,458           $      2,349,649
Other income for Partnership                                                         5,271                      5,560
                                                                           ---------------            ---------------

     Total net revenues                                                   $      2,891,729           $      2,355,209
                                                                           ===============            ===============

INTEREST EXPENSE
----------------
Interest expense for reportable segments                                  $        216,769           $              -
Interest expense for Partnership                                                   464,829                    502,839
                                                                           ---------------            ---------------

     Total interest expense                                               $        681,598           $        502,839
                                                                           ===============            ===============

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments               $        616,546           $        460,858
Depreciation and amortization for Partnership                                       33,273                     15,922
                                                                           ---------------            ---------------

     Total depreciation and amortization                                  $        649,819           $        476,780
                                                                           ===============            ===============

NET INCOME (LOSS)
----------------
Total net income for reportable segments                                  $        411,156           $        557,248
Net loss for Partnership                                                          (173,922)                  (391,524)
Eliminations                                                                      (433,154)                  (242,587)
                                                                           ---------------            ---------------

     Total net loss                                                       $       (195,920)          $        (76,863)
                                                                           ===============            ===============


     -----------------------------


                                                                             Nine Months Ended September 30,
                                                                    -------------------------------------------------
                                                                             2000                       1999
                                                                    ----------------------     ----------------------
NET REVENUES
------------
Total revenues for reportable segments                                    $      7,929,598           $      7,093,034
Other income for Partnership                                                        12,884                     10,687
                                                                           ---------------            ---------------

     Total consolidated net revenues                                      $      7,942,482           $      7,103,721
                                                                           ===============            ===============

INTEREST EXPENSE
----------------
Interest expense for reportable segments                                  $        653,021           $              -
Interest expense for Partnership                                                 1,332,280                  1,461,208
                                                                           ---------------            ---------------

     Total interest expense                                               $      1,985,301           $      1,461,208
                                                                           ===============            ===============

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments               $      1,673,342           $      1,306,024
Depreciation and amortization for Partnership                                       99,196                     79,512
                                                                           ---------------            ---------------

     Total depreciation and amortization                                  $      1,772,538           $      1,385,536
                                                                           ===============            ===============

NET INCOME (LOSS)
-----------------
Total net income for reportable segments                                  $      1,135,221           $      1,749,329
Net loss for Partnership                                                          (838,166)                (1,162,912)
Eliminations                                                                      (961,608)                  (739,022)
                                                                           ---------------            ---------------

     Total net loss                                                       $       (664,553)          $       (152,605)
                                                                           ===============            ===============


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

12.  Subsequent Events
     -----------------

     On October 3, 2000, the Partnership obtained additional financing in the amount of $200,000 from a bank. It is an unsecured short term note with an interest rate of Prime and a maturity date of January 3, 2001. It is the Partnership's intention to pay off this note upon the approval and funding of a first mortgage loan commitment which was applied for on June 22, 2000 (See Notes to Financial Statements - Note 6).

     On October 18, 2000, the remaining availability of $231,144, on the mortgage payable with an outstanding balance of $11,852,711 as of September 30, 2000, was funded by the mortgage company. Upon receipt of the funds, the Partnership released all remaining retainage held in relation to the Park Place Apartments Phase III and paid the final construction invoices received for Park Place Apartments Phase III.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

Results of Operations
---------------------

The occupancy levels at Partnership's properties as of September 30 were as follows:


                                                                              Nine Months Ended September 30,
                                                                    ---------------------------------------------------
                                                                           2000 (1)                      1999
                                                                    -----------------------    ------------------------
Wholly-owned Properties
-----------------------
Sabal Park Apartments                                                         96%                        93%
Park Place Apartments Phase I (2)                                             76%                        93%
Willow Lake Apartments                                                        97%                        78%
Park Place Apartments Phase III (3)                                           47%                        N/A

Property Owned in Joint Venture with NTS-Properties IV
------------------------------------------------------
(Ownership % at September 30, 2000)
-----------------------------------
Golf Brook Apartments (96.03%)                                                95%                        93%
Plainview Point III Office Center (95.04%)                                    91%                        91%


(1) Current occupancy levels are considered adequate to continue operation of all the underlying properties, without additional financing, except Park Place Apartments Phase III. Park Place Apartments Phase III is currently undergoing an effort to lease the recently completed apartments.
(2) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) On May 19, 2000, the last building at Park Place Apartments Phase III was certified for occupancy. As of September 30, 2000, there are 152 apartment units available for lease of which 71 are occupied. There were 14 apartment units certified for occupancy as of September 30, 1999.

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:


                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                 ---------------------------     ----------------------------
                                                                    2000            1999             2000            1999
                                                                 -----------     -----------     ------------    ------------
Wholly-owned Properties
-----------------------
Sabal Park Apartments                                                97%             94%             97%             96%
Park Place Apartments Phase I (1)                                    78%             92%             84%             88%
Willow Lake Apartments                                               96%             78%             92%             78%
Park Place Apartments Phase III (2)                                  42%             N/A             N/A             N/A

Property Owned in Joint Venture with NTS-Properties IV
------------------------------------------------------
(Ownership % at September 30, 2000)
-----------------------------------
Golf Brook Apartments (96.03%)                                       95%             92%             93%             93%
Plainview Point III Office Center (95.04%) (1)                       91%             91%             89%             91%


(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Average occupancy is not applicable for Park Place Apartments Phase III for the nine months ended September 30, 2000 and 1999, and for the three months ended September 30, 1999, due to the fact that units were certified for occupancy at different times starting September 8, 1999 and ending May 19, 2000.

----------------------------------

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 2000 and 1999 were as follows:


                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                       --------------------------------   -----------------------------------
                                                            2000              1999              2000               1999
                                                       --------------    --------------   ----------------    ---------------
Wholly-owned Properties
-----------------------
Sabal Park Apartments                                  $      489,427    $      488,668   $      1,462,232    $     1,420,452
Park Place Apartments Phase I                          $      414,807    $      489,414   $      1,324,928    $     1,389,456
Willow Lake Apartments                                 $      628,685    $      477,091   $      1,793,617    $     1,568,551
Park Place Apartments Phase III                        $      194,363               N/A   $        368,192                N/A

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV (Ownership % at September 30,
-------------------------------------------
2000)
-----
Golf Brook Apartments (96.03%)                         $      955,817    $      700,763   $      2,390,676    $     2,154,227
Plainview Point III Office Center (95.04%)             $      203,359    $      192,042   $        589,953    $       558,679


Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending September 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $285,000 or 12 % and $576,000 or 8% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in rental income was primarily a result of rental income collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation during the three months or nine months ended September 30, 1999), increased average occupancy at Willow Lake Apartments and increased rental rates at Plainview Point III Office Center. The increase is partially offset by decreased average occupancy at Park Place Apartments Phase I.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages that are representative of the entire year's results.

Other income increased approximately $252,000 and $258,000 for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of a settlement claim received for defective siding at Golf Brook Apartments.

---------------------------------

Operating expenses increased approximately $183,000 or 27% for the three months ended September 30, 2000, as compared to the same period in 1999, primarily due to the following: 1) expenses incurred by Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation during the three months ended September 30, 1999) mainly for advertising, insurance, landscaping and utility expenses, 2) increased repairs and maintenance costs at Golf Brook Apartments (floor covering, plumbing, appliances and security alarms net of decreased parking lot expenses) and Willow Lake Apartments (interior paint and repairs net of decreased shower stall expenses), 3) increased administrative costs at Golf Brook Apartments (temporary services for vacant assistant position) and Willow Lake Apartments (professional fees for protesting tax assessment), and 4) increased landscaping costs at Park Place Apartments Phase I and Sabal Park Apartments. The increase is partially offset by decreased advertising at Willow Lake Apartments and decreased utilities at Park Place Apartments Phase I.

Operating expenses increased approximately $274,000 or 15% for the nine months ended September 30, 2000, as compared to the same period in 1999, primarily due to the following: 1) expenses incurred by Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation during the nine months ended September 30, 1999) mainly for advertising, landscaping, utilities and insurance, 2) increased advertising at Willow Lake Apartments and Golf Brook Apartments, 3) increased repairs and maintenance costs at Park Place Apartments Phase I (wood replacement), Sabal Park Apartments (appliances and heating and air conditioning expenses), Golf Brook Apartments (floor covering, heating and air conditioning expenses, and plumbing net of decreased interior painting and repairs and parking lot expenses), and at Willow Lake Apartments (interior painting and repairs), 4) increased administrative costs at Golf Brook Apartments (temporary services for vacant assistant position) and Willow Lake Apartments (professional fees from protesting tax assessment), and 5) increased amortization of prepaid leasing commissions at Plainview Point III Office Center. The increase is partially offset by: 1) decreased landscaping at Sabal Park Apartments, 2) decreased signage at Plainview Point III Office Center, 3) decreased employee training at Golf Brook Apartments, and 4) decreased utilities at Park Place Apartments Phase I.

Operating expenses - affiliated increased approximately $37,000 or 12% and $58,000 or 6% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increases were primarily a result of expenses incurred by Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation during the three or nine months ended September 30, 1999) and increased overhead costs and personnel costs at Plainview Point III Office Center due to changes in allocation of the costs. The increase is partially offset by decreased overhead costs allocated at Willow Lake Apartments and Golf Brook Apartments. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The loss on disposal of assets for the three months ended September 30, 2000, was a result of partially retiring clubhouse assets at Park Place Apartments Phase I as a result of clubhouse renovations completed in 2000.

---------------------------------

The loss on disposal of assets for the nine months ended September 30, 2000, was a result of partially retiring clubhouse assets at Golf Brook Apartments, Sabal Park Apartments and Park Place Apartments Phase I as a result of the clubhouse renovations completed in 2000.

The loss on disposal of assets for the three months ended September 30, 1999, was a result of retiring common area assets at Plainview Point III Office Center that were not fully depreciated.

The loss on disposal of assets for the nine months ended September 30, 1999, was a result of retirements made in relation to a signage project at Sabal Park Apartments, an exterior wood replacement project at Sabal Park Apartments and Golf Brook Apartments and common area assets and tenant improvements at Plainview Point III Office Center.

Interest expense increased approximately $179,000 or 36% and $524,000 or 36% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, as a result of the Partnership's increased mortgage debt. The increase in debt level is partially offset by continued principal payments. The increase in interest expense is also due to interest capitalized on the Park Place Apartments Phase III construction decreasing from approximately $172,000 for the nine months ended September 30, 1999, to approximately $26,000 for the same period in 2000. This reduction in capitalized interest has effectively increased interest expense for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999.

Management fees are calculated as a percentage of cash collections, however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. Management fees increased approximately $27,000 or 22% and $42,000 or 11% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of increased rental income collected (resulting from increased occupancy) and a settlement claim received for defective siding at Golf Brook Apartments.

Real estate taxes increased approximately $21,000 or 10% and $111,000 or 18% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of the following: 1) real estate taxes for Park Place Apartment Phase III (Park Place Apartments Phase III was not in full operation during the three months or nine months ended September 30, 1999), 2) increased estimated property taxes for Willow Lake Apartments and 3) increased assessments at Golf Brook Apartments and Sabal Park Apartments.

Professional and administrative expenses decreased approximately $23,000 or 38% and $46,000 or 24% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This decrease is due primarily to decreased legal fees in relation to tender offers and general services and to decreased recruiting fees and temporary services.

---------------------------------

Professional and administrative expenses - affiliated increased approximately $16,000 or 26% and $55,000 or 31% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of increased finance and accounting salary costs due to changes in staff. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation expense increased approximately $173,000 or 36% and $387,000 or 28% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of the following: 1) capitalization of Park Place Apartments Phase III's construction costs (approximately $11,219,000), 2) tenant finish and common area replacements at Plainview Point III Office Center, net of retirements, and 3) building improvements and fitness center renovation costs, net of retirements, at Golf Brook Apartments and Sabal Park Apartments. The increase is partially offset by a portion of the original land improvements, building improvements and amenities at the Partnership's underlying properties becoming fully depreciated.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 7-30 years for building improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $62,358,000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                                                             Nine Months Ended September 30,
                                                                 -------------------------------------------------------
                                                                            2000                         1999
                                                                 --------------------------    -------------------------
Operating activities                                                 $            1,257,113        $           2,336,986
Investing activities                                                             (2,283,379)                  (6,192,983)
Financing activities                                                              1,618,467                    3,830,020
                                                                      ---------------------         --------------------

     Net increase (decrease) in cash and equivalents                 $              592,201        $             (25,977)
                                                                      =====================         ====================


Net cash provided by operating activities decreased approximately $1,080,000 or 46% for the nine months ended September 30, 2000, as compared to the same period in 1999. The decrease in net cash provided by operating activities was driven primarily by 1) increased net loss, 2) decreased accounts payable, 3) increased prepaid expenses, and 4) decreased loss on disposal of assets. The decrease is partially offset by an increased collection of accounts receivable.

The decrease in net cash used in investing activities during the nine months ended September 30, 2000, as compared to the same period in 1999, was primarily due to decreased capital expenditures (construction of Park Place Apartments Phase III is in its final stage).

-----------------------------------------------------------

The decrease in net cash provided by financing activities, during the nine months ended September 30, 2000, as compared to the same period in 1999, was primarily due to a decrease in proceeds from mortgage loans (there was only one draw made on the Park Place Apartments Phase I and III loan during the nine months ended September 30, 2000). The decrease is partially offset by decreased cash distributions and a decrease in the repurchase of Limited Partnership Units.

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

The Partnership used cash flow from operations and cash on hand to pay a 1% (annualized) distribution of $301,810 for the nine months ended September 30, 1999. The annualized distribution rate is calculated as a percent of the original capital contribution. The Limited Partners received 99% and the General Partner received 1% of these distributions.

The table below presents that portion of the distributions that represent a return of capital on a GAAP basis for the nine months ended September 30, 2000 and 1999. These distributions were funded by cash flow derived from operating activities.


                                                      Net                         Cash
                                                      Loss                    Distributions                Return of
                                                   Allocated                    Declared                    Capital
                                            ------------------------     -----------------------     ----------------------
Limited Partners:
                 2000                       $               (657,907)    $                     -     $                    -
                 1999                       $               (151,079)    $               298,792     $              298,792
General Partner:
                 2000                       $                 (6,646)    $                     -     $                    -
                 1999                       $                 (1,526)    $                 3,018     $                3,018


The demand on future liquidity is anticipated to increase as a result of the replacement of roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. As of September 30, 2000, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing the remaining roofs is estimated to be $920,000 ($20,000 per building).

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

On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), filed a tender offer (the "Fourth Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase up to 200 of the Partnership's limited partnership Units at a price of $380 per Unit. The Fourth Tender Offer stated that the Partnership would purchase the first 100 Units tendered and would fund its purchase and its portion of the expenses from cash flow from operations. If more than 100 Units were tendered, ORIG, LLC would purchase up to an additional 100 Units. If more than 200 Units were tendered, the Offerors had the option to acquire the additional Units on a pro-rata basis. The Fourth Tender Offer was scheduled to expire on June 27, 2000.

On June 23, 2000, the Partnership filed an amendment to the Fourth Tender Offer which extended the expiration date of the Fourth Tender Offer to August 15, 2000.

On August 15, 2000, the Fourth Tender Offer expired. A total of 3,685 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units at a cost of $38,000 and ORIG, LLC purchased 3,585 Units at a cost of $1,362,300. The expenses associated with the Fourth Tender Offer were $36,686 of which the Partnership incurred $575 and ORIG incurred $36,111. Units acquired by the Partnership will be retired. Units acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VI, did not participate in the Fourth Tender Offer.

On July 14,  2000, a  settlement  agreement  relative to a class action suit was executed  in a claim  the  Partnership  had  against  Masonite  Corporation  for defective hardboard siding installed at Golf Brook Apartments. Masonite Corporation settled on 15 of 19 buildings at Golf Brook Apartments and paid a total of approximately $254,000. An agreement has not been reached, at this time for the remaining four buildings.

On July 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership filed a claim with its insurance company, and after meeting the $5,000 deductible, received an advance of $100,000 subsequent to September 30, 2000. It is unknown at this time, if the costs of the repairs to the eight apartments will be completely covered by the insurance claim.

-----------------------------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership's primary risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of the $2,992,882 note payable that bears interest at the Euro-Rate plus 225 basis points and the $13,125 note payable that bears interest at the Prime Rate + 1%. At September 30, 2000, a hypothetical 100 basis point increase in interest rates would result in approximately $30,000 additional annual interest expense on the variable rate mortgages. The same increase in interest rates would also result in an approximate $873,000 decrease in the fair value of debt held by the Partnership.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                  On July 14, 2000, a settlement agreement relative to a class action suit was executed in a claim the Partnership had against Masonite Corporation for defective hardboard siding installed at Golf Brook Apartments. Masonite Corporation settled on 15 of 19 buildings at Golf Brook Apartments and paid a total of approximately $254,000. An agreement has not been reached, at this time for the remaining four buildings.


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


Date: November 13, 2000