Form 10-K
period 2000-12-31
NTS PROPERTIES VI/MD
filed 2001-04-02
CIK 765232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2000
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number                         0-14695
                      ----------------------------------------------------------

                NTS-PROPERTIES VI, A MARYLAND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Maryland                                     61-1066060
------------------------------------        ------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

   10172 Linn Station Road
    Louisville, Kentucky                                   40223
------------------------------------        ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.         [ ]

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                          Pages
                                                                          -----
Items 1. and 2.  Business and Properties                                  3-12

Item 3.          Legal Proceedings                                        12-13

Item 4.          Submission of Matters to a Vote of Security Holders      13

                                     PART II
                                     -------

Item 5.          Market for the Registrant's Limited Partnership
                    Interests and Related Partner Matters                 14

Item 6.          Selected Financial Data                                  15

Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   16-25

Item 7A.         Quantitative and Qualitative Disclosures About
                    Market Risk                                           26

Item 8.          Financial Statements and Supplementary Data              27-45

Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                   46

                                    PART III
                                    --------

Item 10.         Directors and Executive Officers of the Registrant       47-48

Item 11.         Management Remuneration and Transactions                 48

Item 12.         Security Ownership of Certain Beneficial
                    Owners and Management                                 48-49

Item 13.         Certain Relationships and Related Transactions           49-50

                                     PART IV
                                     -------

Item 14.         Exhibits, Consolidated Financial Statement Schedules
                    and Reports on Form 8-K                               51-55

Signatures                                                                56

                                     PART I
                                     ------

Items 1. and 2.   Business and Properties
                  -----------------------


Development of Business
-----------------------

The Registrant, NTS-Properties VI, a Maryland Limited Partnership (the "Partnership"), is a limited partnership formed in December 1984 under the laws of the state of Maryland. The General Partner is NTS- Properties Associates VI, a Kentucky limited partnership. As of December 31, 2000, the Partnership owned the following properties and joint venture interests:

     * Sabal Park Apartments, a 162-unit luxury apartment complex located on a 13 acre tract in Orlando, Florida, constructed by the Partnership.

     * Park Place Apartments Phase I, a 180-unit luxury apartment complex located on an 18 acre tract in Lexington, Kentucky, constructed by the Partnership.

     * Park Place Apartments Phase III, 152-unit luxury apartment complex, located on a 15 acre tract in Lexington, Kentucky. Construction was completed in May 2000.

     * Willow Lake Apartments, a 207-unit luxury apartment complex located on an 18 acre tract in Indianapolis, Indiana, constructed by the Partnership.

     * A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between the Partnership and NTS-Properties IV, Ltd. ("NTS-Properties IV"), an affiliate of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 96.03% at December 31, 2000.

     * A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet located in Louisville, Kentucky, constructed by the joint venture between the Partnership and NTS-Properties IV. The Partnership's percentage interest in the joint venture was 95.04% at December 31, 2000.

The Partnership or joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

-----------------------------------

As of December 31, 2000, the Partnership's properties and joint ventures were encumbered by mortgages as shown in the table below:


                                   Interest     Maturity               Balance
 Property                            Rate         Date               at 12/31/00
 --------                            ----         ----               -----------

 Park Place Apartments
   Phase I and III                   7.74%     10/15/2012   (1)     $ 12,009,852
 Golf Brook Apartments               7.57%     05/15/2009   (2) (3) $  8,426,706
 Willow Lake Apartments              7.32%     10/15/2012   (3) (4) $  7,388,885
 Plainview Point III Office Center   8.38%     12/01/2010   (5)     $  3,200,000
 Sabal Park Apartments               7.38%     12/05/2012   (3) (4) $  2,474,360
 Sabal Park Apartments               7.38%     12/05/2012   (3) (4) $  1,649,573

(1) Monthly principal payments are based upon a 19-year amortization schedule. The outstanding balance at maturity will be $6,315,948.
(2)  Monthly principal payments are based upon a 12-year amortization schedule.
(3) At maturity, the mortgage will have been repaid based on the current rate of amortization.
(4)  Monthly principal payments are based upon a 15-year amortization schedule.
(5) Monthly principal payments are based upon a 20-year amortization schedule. The outstanding balance at maturity will be $2,243,300.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant finish improvements at the Partnership's commercial property as required by lease negotiations. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and/or cash reserves. The Partnership expects no additional financing to be necessary.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 - Note 9 for information regarding the Partnership's operating segments.

Narrative Description of Business
---------------------------------

General
-------

The current business of the Partnership is consistent with the original purpose of the Partnership which was to purchase and develop parcels of unimproved or partially improved land, directly or by joint venture, in order to construct and otherwise develop thereon apartment complexes, business parks, and/or retail, industrial and office buildings, and to own and operate the completed properties. The Partnership's properties are in a condition suitable for their intended use.

-------------------

The Partnership intends to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives, or it appears that such objectives will not be met. In deciding whether to sell a property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

Description of Real Property
----------------------------

Sabal Park Apartments
---------------------

Units at Sabal Park Apartments include two and three-bedroom units. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, ovens, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of the clubhouse, management offices, swimming pool and tennis courts.

Monthly rental rates at Sabal Park Apartments start at $969 for two-bedroom apartments and $1,309 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 98% (2000), 99% (1999), 94% (1998), 97% (1997) and 90% (1996).

Park Place Apartments Phase I
-----------------------------

Units at Park Place Apartments Phase I include one and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase II and III of the Park Place Development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. Park Place Apartments Phase III is owned by the Partnership, see discussion below. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly  rental  rates  at Park  Place  Apartments  Phase I  start  at $739  for one-bedroom apartments, $949 for two-bedroom apartments and $1,139 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 72% (2000), 89%
(1999), 80% (1998), 89% (1997) and 90% (1996).

Park Place Apartments Phase III
-------------------------------

Units at Park Place Apartments Phase III include one, two and three-bedroom apartments. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin-operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I (see discussion above) and Phase II of the Park Place Development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase III start at $725 for one-bedroom apartments, $950 for two-bedroom apartments and $1,375 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. In May 2000, construction of Park Place Apartments Phase III was completed and all 152 apartments units were available for leasing. As of December 31, 2000, occupancy at Park Place Apartments Phase III was 52%.

Willow Lake Apartments
----------------------

Units at Willow Lake Apartments include one and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All units have access to coin- operated washers and dryers and some units have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices.

Monthly rental rates at Willow Lake Apartments start at $810 for one-bedroom apartments, $1,055 for two- bedroom apartments and $1,270 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 83% (2000), 82% (1999), 81%
(1998), 88% (1997) and 91% (1996).

Golf Brook Apartments
---------------------

Units at Golf Brook Apartments include two and three-bedroom apartments. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of the clubhouse, management offices, pool and tennis courts.

---------------------------------

Monthly rental rates at Golf Brook Apartments start at $1,195 for two-bedroom apartments and $1,425 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 87% (2000), 95% (1999), 96% (1998), 96% (1997) and 97% (1996).

Plainview Point III Office Center
---------------------------------

As of December 31, 2000, there were 6 tenants leasing space aggregating approximately 45,900 square feet of rentable area at Plainview Point III Office Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupation/profession practiced is insurance claim processing. Two tenants individually lease more than 10% of Plainview Point III's rentable area. The occupancy levels at the office center as of December 31 were 73% (2000), 86% (1999), 81% (1998), 96% (1997) and 91%
(1996).

The following table contains approximate data concerning the major leases in effect on December 31, 2000:

                                           Square Feet          Current Annual
                          Year of           and % of              Rental per
                        Expiration      Net Rentable Area        Square Foot
                        ----------      -----------------        -----------

 Major Tenant (1):
          1                2001          16,895 (27.10%)            $13.29
          2                2004          15,438 (24.70%)            $16.00

(1) Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional operating data regarding the Partnership's properties and joint ventures is furnished in the following table:



                                        Federal Tax   Realty Tax   Annual Realty
                                           Basis        Rate          Taxes
                                           -----        ----          -----

 Wholly-Owned Properties
 -----------------------
 Sabal Park Apartments                  $ 11,692,306    .017680     $ 168,065
 Park Place Apartments Phase I          $ 11,667,315    .009685     $  97,381
 Park Place Apartments Phase III        $ 12,865,901    .009685     $  59,795
 Willow Lake Apartments                 $ 15,882,428    .098348     $ 305,930

 Properties Owned in Joint Venture
 ---------------------------------
 with NTS-Properties IV
 ----------------------
 Golf Brook Apartments                  $ 16,606,041    .017680     $ 284,097
 Plainview Point III Office Center      $  4,840,137    .010720     $  33,415

----------------------------------------

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 3-30 years for amenities. The estimated realty taxes on all other planned renovations, primarily tenant improvements, would not be material. See
Management's Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties and joint ventures.

Investment in Joint Ventures
----------------------------

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

NTS Sabal Golf Villas Joint Venture
-----------------------------------

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

(c)  the vote or consent of each of the Partners to dissolve the Partnership; or

(d)  September 30, 2025.

----------------------------------------

-----------------------------------------------

The Partnership contributed land valued at $15,800,000, the cost of constructing and leasing the apartments. NTS-Properties IV contributed land valued at $1,900,000 with a related note payable to a bank of $1,200,000. The Partnership also contributed funds to retire the $1,200,000 note payable to a bank. No future contributions are anticipated as of December 31, 2000.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. The Partnership had originally obtained financing, secured by Golf Brook Apartments, to fund a portion of its contribution to the joint venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $8,426,706 is recorded as a liability by the Partnership. The mortgage payable bears interest at a fixed rate of 7.57%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the Partners in accordance with their respective percentage interests. The term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the joint venture property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the joint venture property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property, and (iv) reserves for contingent liabilities and future expenses of the joint venture property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective percentage interests. The Partnership's ownership share was 96.03% at December 31, 2000, 1999 and 1998.

Plainview Point III Joint Venture
---------------------------------

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

(c)  the vote or consent of each of the Partners to dissolve the Partnership; or

(d)  December 30, 2026.

----------------------------------------

---------------------------------------------

The Partnership contributed approximately $4,100,000, the cost to construct and lease the building. NTS- Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. The Partnership also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 2000.

The net cash flow for each calendar quarter is distributed to the Partners in accordance with their respective percentage interests. The term Net Cash Flow means the excess, if any, of (a) the sum of (i) the gross receipts of the joint venture property, for such period, other than capital contributions, plus (ii) any funds from previously established reserves (referred to in clause (b) (iv) below), over (b) the sum of (i) all cash expenses paid by the joint venture property during such period, (ii) all capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property, and (iv) reserves for contingent liabilities and future expenses of the joint venture property, as established by the Partners; provided, however, that the amounts referred to in (i), (ii) and (iii) above shall be taken into account only to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective percentage interests. The Partnership's ownership share was 95.04% at December 31, 2000.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2000, the properties under construction in the respective vicinities in which the properties are located are as follows: In close proximity to Sabal Park Apartments and Golf Brook Apartments, there is one apartment complex under construction. At this time, the number of apartment units to be included in the community is unknown as well as the target completion date. The apartment community is to include shops, grocery stores and restaurants. In the vicinity near the Park Place Apartments, there are two apartment communities, with 300+ apartment units a piece, scheduled to start construction in 2001. In the vicinity of Willow Lake Apartments, there is one apartment community with 400 apartment units under construction. The scheduled completion date is unknown at this time. At this time it is unknown the effect these new apartment units will have on occupancy at the Partnership's properties. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of the NTS-Properties Associates VI, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VI. Under the agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, NTS Development Company received a total of $558,123 for the year ended December 31, 2000. $506,603 was received from the residential properties and $51,520 was received from the commercial property. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from the residential properties.

In addition, the agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless cancelled. The agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2000, the agreement is still in effect.

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

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are, or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgement consistent with its fiduciary responsibility to the limited partners and the Partnership's investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the partnership agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the partnership agreement provides for indemnification by the General Partner of the Partnership

--------------------------------

for liability resulting from errors in judgement or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 for further information regarding the Partnership's related party transactions.

Governmental Contracts and Regulations
--------------------------------------

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.    Legal Proceedings
           -----------------

The Partnership has been sued by Elder Construction & Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder
                                                                           -----
Construction & Associates,  Inc. V. NTS Development Company,  Frontier Insurance
--------------------------------------------------------------------------------
Company,  NTS-Properties  VI, a Maryland  Limited  Partnership,  NTS- Properties
--------------------------------------------------------------------------------
Associates  VI, and NTS Capital  Corporation.  All of the named NTS entities are
--------------------------------------------
represented by Middleton & Reutlinger, a local law firm.

Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. After being removed from the job for its failure to provide its services in a professional, diligent and workmanlike manner, a complaint was filed on behalf of Elder Construction in November 1999, alleging, inter alia,
                                                                     ----------
breach of contract. The Complaint requested judgement against the defendants in the amount of $233,122 plus interest and other relief against the defendants.

           -----------------------------

The Partnership and other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach of
                                                        -----------
contract. Discovery is proceeding, but because the case is in the early discovery phase an outcome cannot be predicted at present. There is a trial date set for November 6, 2001. The principals of NTS defendants have indicated that the lawsuit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the defendants of counterclaims against Elder Construction. The Partnership believes that the resolution of these legal proceedings will not have a material effect on its consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

None.

                                     PART II
                                     -------

Item 5.    Market  for  Registrant's  Limited Partnership  Interests and Related
           ---------------------------------------------------------------------
           Partner Matters
           ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 2,863 limited partners as of February 28, 2001. Cash distributions and allocations of income (loss) are made as described in Note 1D to the Partnership's 2000 consolidated financial statements.

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

Annual distributions totaling $10.00 and $12.50 per limited partnership unit were paid during the years ended December 31, 1999 and 1998, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements. Distributions were paid quarterly as follows:


                                       1999                  1998
                                       ----                  ----

        First quarter                $  2.50               $  5.00
        Second quarter                  2.50                  2.50
        Third quarter                   2.50                  2.50
        Fourth quarter                  2.50                  2.50
                                     -------               -------
                                     $ 10.00               $ 12.50
                                     =======               =======

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 2000, 1999 and 1998.


                           Net (Loss) Income   Cash Distributions     Return of
                               Allocated            Declared           Capital
                               ---------            --------           -------

        Limited partners:
              2000           $ (853,403)         $     -              $    -
              1999             (185,285)            396,514             396,514
              1998              453,154             515,339              62,185
        General Partners
              2000           $   (8,620)         $     -              $    -
              1999               (1,872)              4,005               4,005
              1998                4,577               5,206                 629

Item 6.    Selected Financial Data
           -----------------------

Years ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                     2000           1999          1998            1997           1996
                                     ----           ----          ----            ----           ----

Total revenues                  $ 10,802,175   $  9,737,584   $  9,974,045   $  9,760,363   $  9,824,167

Total expenses                  $ 11,601,261   $  9,881,746   $  9,477,349   $  9,518,287   $  9,556,452
                                -------------  -------------  -------------  -------------  -------------
(Loss) income before
  minority interest and
  extraordinary item            $   (799,086)  $   (144,162)  $    496,696   $    242,076   $    267,715
Minority interest               $     42,216   $     42,995   $     38,965   $     36,419   $     40,661
                                -------------  -------------  -------------  -------------  -------------
(Loss) income after minority
  interest before
  extraordinary item            $   (841,302)  $   (187,157)  $    457,731   $    205,657   $    227,054
Extraordinary item              $     20,721   $       --     $       --     $     98,544   $       --
                                -------------  -------------  -------------  -------------  -------------
Net (loss) income               $   (862,023)  $   (187,157)  $    457,731   $    107,113   $    227,054
                                =============  =============  =============  =============  =============

Net (loss) income
  allocated to:
    General Partner             $     (8,620)  $     (1,872)  $      4,577   $      1,071   $      2,271
    Limited partners            $   (853,403)  $   (185,285)  $    453,154   $    106,042   $    224,783

Net (loss) income per
  limited partnership Units ..  $     (21.85)  $      (4.66)  $      10.96   $       2.48   $       4.97

Weighted average number
  of limited partnership Units        39,053         39,751         41,334         42,817         45,243

Cumulative net income
  (loss) allocated to:
    General Partner             $    (80,780)  $    (72,160)  $    (70,288)  $    (74,865)  $    (75,936)
    Limited partners            $(12,787,833)  $(11,934,430)  $(11,749,145)  $(12,202,299)  $(12,308,341)

Cumulative taxable income
  (loss) allocated to:
    General Partner             $    110,406   $    111,613   $    104,550   $    102,664   $  1,192,830
    Limited partners            $(16,097,799)  $(15,165,626)  $(14,759,062)  $(15,174,826)  $(16,357,888)

Distributions declared:
  General Partner               $       --     $      4,005   $      5,206   $      8,622   $      8,950
  Limited partners              $       --     $    396,514   $    515,339   $    853,625   $    886,000

Cumulative distributions
  declared to:
    General Partner             $    121,277   $    121,277   $    117,272   $    112,066   $    103,444
    Limited partners            $ 12,006,384   $ 12,006,384   $ 11,609,870   $ 11,094,531   $ 10,240,906

At year end:
  Cash and equivalents          $     47,683   $        909   $    362,682   $   277,209    $    690,558
  Investment securities         $       --     $       --     $       --     $ 1,562,813    $  1,085,267
  Land, buildings and
    amenities, net              $ 47,498,726   $ 47,739,483   $ 41,136,516   $ 39,834,586   $ 41,577,666
        Total assets            $ 48,425,373   $ 48,606,629   $ 42,577,985   $ 42,701,043   $ 44,211,623
  Mortgages  payable            $ 35,149,376   $ 33,312,443   $ 27,119,180   $ 26,872,563   $ 27,403,056


The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7.      Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results of Operations
             ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and information related to rental and other income generated by the Partnership's properties and joint ventures. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the consolidated financial statements in Item 8 and the cautionary statements below.

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties and joint ventures as of December 31 were as follows:


                                         Percentage
                                          Ownership
                                         at 12/31/00   2000 (2)  1999     1998
                                         -----------   --------  ----     ----

 Wholly-Owned Properties
 -----------------------
 Sabal Park Apartments (1)                  100%        98%       99%      94%
 Park Place Apartments Phase I (1)          100%        72%       89%      80%
 Willow Lake Apartments                     100%        83%       82%      81%
 Park Place Apartments Phase III            100%        52%       50% (3)  N/A

 Properties Owned in Joint Venture with
 --------------------------------------
 NTS-Properties IV
 -----------------
 (ownership % at December 31, 2000)
 ----------------------------------
 Golf Brook Apartments (1)                96.03%        87%       95%      96%
 Plainview Point III Office Center (1)    95.04%        73%       86%      81%

(1) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) With the exceptions of Park Place Apartments Phase III, current occupancy levels are considered adequate to continue operation of the Partnership's properties.
(3) Park Place Apartments Phase III had 34 units available for lease at December 31, 1999 of which 17 were leased.

The average occupancy levels at the Partnership's properties and joint ventures as of December 31 were as follows:

                                        Percentage
                                         Ownership
                                        at 12/31/00    2000      1999     1998
                                        -----------    ----      ----     ----

 Wholly-Owned Properties
 -----------------------
 Sabal Park Apartments                      100%        97%       96%      95%
 Park Place Apartments Phase I (1)          100%        82%       89%      85%
 Willow Lake Apartments                     100%        91%       78%      93%
 Park Place Apartments Phase III (2)        100%        N/A       N/A      N/A

 Properties Owned in Joint Venture with
 --------------------------------------
 NTS-Properties IV
 -----------------
 Golf Brook Apartments  (1)               96.03%        92%       94%      96%
 Plainview Point III Office Center  (1)   95.04%        88%       91%      92%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Average occupancy is not applicable for Park Place Apartments Phase III due to the fact that the units did not start being certified for occupancy until September 1999 and were not finished until May 2000. Because the units were being turned over to leasing at different times, the occupancy of one month is not comparable to the next month.

Rental and Other Income
-----------------------

Rental and other income generated by the Partnership's properties and joint ventures for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                  Percentage
                                  Ownership
                                 at 12/31/00    2000        1999         1998
                                 -----------    ----        ----         ----

 Wholly-Owned Properties
 -----------------------
 Sabal Park Apartments               100%   $ 1,955,982 $ 1,911,772  $ 1,823,286
 Park Place Apartments Phase I       100%   $ 1,697,890 $ 1,830,936  $ 1,780,445
 Willow Lake Apartments              100%   $ 2,415,538 $ 2,105,852  $ 2,392,740
 Park Place Apartments Phase III     100%   $   589,562 $    37,077      N/A

 Properties Owned in Joint Venture
 ---------------------------------
 with NTS-Properties IV
 ----------------------
 Golf Brook Apartments             96.03%   $ 3,271,227 $ 2,980,021  $ 3,047,139
 Plainview Point III
  Office Center                    95.04%   $   848,522 $   852,836  $   822,168

The following is an analysis of material changes in results of operations for the periods ending December 31, 2000, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been omitted from this discussion.

Rental income increased approximately $740,000, or 8%, in 2000, primarily as a result of income collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation at December 31, 1999). The increase is also due to increased average occupancy at Willow Lake Apartments and Sabal Park Apartments. The increase is partially offset by decreased average occupancy at Park Place Apartments Phase I, Plainview Point III Office Center and Golf Brook Apartments.

Year ending occupancy percentage represents occupancy only on a specific date; therefore, the above analysis considers average occupancy percentage which is representative of the entire year's results.

Interest and other income increased approximately $319,000, or 88%, from 1999 to 2000, primarily as a result of a settlement claim received for defective siding at Golf Brook Apartments.

Interest and other income decreased approximately $83,000, or 65%, from 1998 to 1999, primarily as a result of the Partnership holding no investments in 1999, therefore earning no interest.

Operating expenses increased approximately $341,000, or 14%, in 2000, primarily due to the following: 1) expenses incurred by Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation during the year ended December 31, 1999), 2) increased repairs and maintenance at Golf Brook Apartments (increased floor covering, heating and air conditioning expenses, plumbing and appliances net of decreased interior painting and interior/exterior repairs) and Park Place Apartments Phase I (wood replacement), 3) increased administrative costs at Golf Brook Apartments (increased temporary services), 4) increased advertising costs at Golf Brook Apartments and Willow Lake Apartments, and 5) increased landscaping costs at Willow Lake Apartments and Park Place Apartments Phase I. The increase is partially

-----------------------------------

offset by 1) decreased employee education expenditures at Golf Brook Apartments, Willow Lake Apartments and Sabal Park Apartments, 2) decreased utility expenses at Golf Brook Apartments (water and sewer costs) and Park Place Apartments Phase I (cable costs), 3) decreased landscaping costs at Sabal Park Apartments, and 4) decreased repairs and maintenance expenses at Plainview Point III Office Center (interior repairs and painting).

Operating expenses - affiliated increased approximately $80,000, or 6%, in 2000, primarily as a result of costs incurred for additional staff as a result of Park Place Apartments Phase III becoming fully operational in May 2000 (which is netted against the decrease at Park Place Apartments Phase I which is due to the reallocation of salaries and overhead to include Park Place Apartments Phase
III). Operating expenses - affiliated are expenses incurred for services by employees of NTS Development Company, as affiliate of the General Partner of the Partnership.

Operating expenses - affiliated increased approximately $79,000, or 6%, in 1999, primarily as a result of increased property management costs at all of the Partnership's underlying properties. The increase is also a result of increased leasing salaries and commissions at Sabal Park Apartments, Golf Brook Apartments and Park Place Apartments Phase I and increased administrative salary costs at Sabal Park Apartments and Golf Brook Apartments. These increases are partially offset by decreased leasing salaries and commissions at Willow Lake Apartments.

The 2000 loss on disposal of assets can be attributed to retirements of assets, that were not fully depreciated, as a result of clubhouse renovation projects at Park Place Apartments, Golf Brook Apartments and Sabal Park Apartments.

The 1999 loss on disposal of assets can be attributed to Golf Brook Apartments, Sabal Park Apartments, Willow Lake Apartments and Plainview Point III Office Center. The loss is the result of various property renovations, including painting and the replacement of exterior wood at Sabal Park Apartments and Golf Brook Apartments, roof replacement at Willow Lake Apartments and carpet replacement at Plainview Point III Office Center. The loss represents the costs of unamortized assets, which were replaced as a result of the renovations.

The 1998 loss on disposal of assets can be attributed to Park Place Apartments Phase I and Willow Lake Apartments. The loss is the result of property renovations at Park Place Apartments Phase I for signage and deck replacements and Willow Lake Apartments for roof replacements.

Interest expense increased approximately $695,000, or 34%, in 2000, as a result of an increase in the Partnership's mortgage debt. The increase in interest expense is also due to interest capitalized on the Park Place Apartments Phase III construction decreasing from approximately $250,000 in 1999 to approximately $26,000 in 2000. This reduction in capitalized interest has effectively increased interest expense in 2000.

-----------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations in revenue between periods will differ from the fluctuations of management fees expense. Management fees increased approximately $52,000, or 10%, in 2000, primarily as a result of increased revenue collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not fully operational during the year ended December 31, 1999) and a settlement claim received for defective siding at Golf Brook Apartments.

Real estate taxes increased approximately $51,000, or 6%, in 2000, primarily due to increased real estate taxes for the Park Place Apartments due to Park Place Apartments Phase III not being fully operational in 1999.

Real estate taxes increased approximately $70,000, or 8%, in 1999, primarily due to additional accruals necessary related to estimated property taxes for Willow Lake Apartments. The increase is also the result of increased assessments for Sabal Park Apartments and Golf Brook Apartments.

Professional and administrative expenses decreased approximately $61,000, or 24%, in 2000, primarily as a result of 1) decreased external processing fees, 2) decreased legal and professional costs for the tender offers and general services, and 3) decreased employee recruiting and temporary services due to various vacant positions being filled.

Professional and administrative expenses increased approximately $61,000, or 31%, in 1999, primarily as a result of legal costs incurred in connection with tender offers (see below for information regarding the tender offers), increased legal costs for general services and increased employee search fees and temporary services due to various vacant positions.

Professional and administrative expenses - affiliated increased approximately $80,000, or 33%, in 2000, primarily as a result of increased finance and accounting salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense increased approximately $534,000, or 28%, in 2000, primarily as a result of the following: 1) capitalization of Park Place Apartments Phase III's construction costs (approximately $11,240,000), 2) tenant finish and common area replacements at Plainview Point III Office Center, net of retirements, and 3) building improvements and fitness center renovation costs, net of retirements, at Golf Brook Apartments and Sabal Park Apartments. The increase is partially offset by a portion of the original land improvements, building improvements and amenities at the Partnership's underlying properties becoming fully depreciated.

Depreciation is computed using the straight-line method over the useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building and improvements and 3-30 years for amenities. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $76,044,000.

-----------------------------------

Extraordinary item - early extinguishment of debt represents the write-off of unamortized loan costs associated with Plainview Point III Office Center's note payable. The unamortized loan costs were expensed due to the fact that the note was retired in 2000 prior to its maturity (June 23, 2002) as a result of permanent financing obtained by the Partnership in November 2000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is typically derived from operating activities. Cash flows used in investing activities are for tenant finish improvements, other capital improvements at the Partnership's properties and construction of Park Place Apartments Phase III. Changes to current tenant improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements is determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions have been funded by cash flow from operations. Park Place Apartments Phase III construction costs have been funded primarily by debt financing and also from cash flows from operations. The total construction costs for Park Place Apartments Phase III at December 31, 2000 were approximately $11,240,000. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership had periodically purchased certificates of deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units through the Interest Repurchase Program (through October 1998) or the tender offers (October 1998 to present). Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units and proceeds from mortgage loans.

Cash flows provided by (used in):


                                   2000             1999              1998
                                   ----             ----              ----

 Operating activities         $   750,859       $ 3,035,567       $ 2,867,249
 Investing activities          (2,371,469)       (8,737,997)       (1,620,583)
 Financing activities           1,667,384         5,340,657        (1,161,193)
                              ------------      ------------      ------------
   Net increase (decrease)
    in cash and equivalents   $    46,774       $  (361,773)      $    85,473
                              ============      ============      ============

Net cash provided by operating activities decreased approximately $2,285,000, or 75%, in 2000. The decrease was primarily driven by 1) decreased accounts payable, 2) increased net loss, and 3) increased other assets. The decrease is partially offset by an increased collection of accounts receivable.

Net cash provided by operating activities increased approximately $168,000, or 6%, in 1999, primarily due to an increase in accounts payable partially offset by decreased net income.

The decrease in net cash used in investing activities in 2000 was primarily due to decreased capital expenditures (construction of Park Place Apartments Phase III was completed in 2000).

-----------------------------------------------------------

The increase in net cash used in investing activities in 1999 was primarily due to increased capital expenditures (construction of Park Place Apartments Phase III not finished until 2000).

The decrease in net cash provided by financing activities in 2000 was primarily due to a decrease in proceeds from mortgage loans (only one draw made in 2000 - final draw on Park Place Apartments Phase III construction loan), partially offset by the decrease in cash distributions.

The increase in net cash provided by financing activities in 1999 was primarily due to increased proceeds from mortgage loans (draws on the Park Place Phase III construction loan, a new loan secured by Plainview Point III Office Center and refinancing of the Golf Brook Apartments loan) and decreased cash distributions.

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

During the year ended December 31, 1999, the Partnership declared 1.00% (annualized) distribution of $400,519. During the year ended December 31, 1998, the Partnership declared 1.25% (annualized) distribution of $520,545. Cash distributions were reduced from 2% to 1% per quarter, effective June 30, 1998, as a result of capital improvements at the Partnership's properties including the construction of Park Place Apartments Phase III. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties and joint ventures after the construction of Park Place Apartments Phase III and other capital improvements are funded and adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December
31) were  $47,683,  $909 and  $362,682  at  December  31,  2000,  1999 and 1998,
respectively.

The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 2000 except for the completion of Park Place Apartments Phase III, as discussed below.

------------------------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 2000, 1999 and 1998.


                        Net (Loss) Income   Cash Distributions       Return of
                            Allocated           Declared              Capital
                            ---------           --------              -------

 Limited partners:
       2000             $ (853,403)            $    --              $     --
       1999               (185,285)              396,514               396,514
       1998                453,154               515,339                62,185
 General Partner:
       2000             $   (8,620)            $    --              $     --
       1999                 (1,872)                4,005                 4,005
       1998                  4,577                 5,206                   629

The demand on future liquidity is anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs which will be required to renew the current leases that expire during 2001 or obtain new tenants are unknown.

The demand on future liquidity will also increase as a result of the replacement of the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. As of December 31, 2000, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all of the remaining roofs is estimated to be $920,000 ($20,000 per building). The Partnership does not have sufficient working capital to make the remaining roof replacements. It is anticipated that the Partnership will require at least 12 months to generate sufficient reserves to begin the remaining roof replacements.

Such demand as discussed above will be managed by the General Partner via funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

The Partnership had no other material commitments for renovations or capital expenditures at December 31, 2000.

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

------------------------------------------------------------

On October 20, 1998, the Partnership and ORIG , LLC, an affiliate of the Partnership, (the "Offerors") commenced a tender offer (the "First Tender Offer") to purchase up to 1,250 of the Partnership's limited partnership Units at a price of $350 per Unit. The initial expiration date of the First Tender Offer was January 18, 1999, and this expiration date was subsequently extended through March 31, 1999. A total of 2,103 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 750 Units at a cost of $262,500 and ORIG, LLC Purchased 1,353 Units at a total cost of $473,550. The expenses associated with the First Tender Offer were approximately $52,000. Units that were acquired by the Partnership were retired. Units that were acquired by ORIG, LLC were held by it. The General Partner, NTS-Properties Associates VI, did not participate in the First Tender Offer.

On June 25, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $350 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender offer was August 31, 1999. On August 23, 1999, the price was increased to $370 per Unit and the expiration date was extended to September 30, 1999.

Under the terms of the Second Tender Offer, the Second Tender Offer expired on September 30, 1999. As of that date, 2,801 Units were tendered, pursuant to the Second Tender Offer, and the Offerors accepted all Units tendered. The Partnership purchased 500 Units at a cost of $185,000 and ORIG, LLC purchased 2,301 Units at a cost of $851,370. The expenses associated with administering the Second Tender Offer were approximately $38,000. The General Partner, NTS-Properties Associates VI, did not participate in the Second Tender Offer.

On November 9, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 of the Partnership's limited partnership Units at a price of $380 per Unit as of the date of the Third Tender Offer. The Third Tender Offer stated that the Partnership would purchase the first 250 Units tendered and would fund its purchases and its portions of the expenses from cash flow from operations. If more than 250 Units were tendered, ORIG, LLC would purchase up to an additional 250 Units. If more than 500 Units were tendered, the Offerors could choose to acquire the additional Units on a pro rata basis.

On December 23, 1999, the Third Tender Offer expired. As of that date a total of 1,085 Units were tendered, pursuant to the Third Tender Offer, and the Offerors accepted all Units Tendered. The Partnership purchased 250 Units at a cost of $95,000 and ORIG, LLC purchased 835 Units at a cost of $317,300. The expenses associated with administering the Third Tender Offer were approximately $13,500. Units that were acquired by the Partnership have been retired. Units that were acquired by ORIG, LLC are being held by it. The General Partner, NTS-Properties Associates VI, did not participate in the Third Tender Offer.

------------------------------------------------------------

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

On August 15, 2000, the Fourth Tender Offer expired. A total of 3,685 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units at a cost of $38,000 and ORIG, LLC purchased 3,585 Units at a cost of $1,362,300. The expenses associated with the Fourth Tender Offer were approximately $25,116 of which the Partnership incurred $1,355 and ORIG incurred $23,761. Units acquired by the Partnership were retired. Units acquired by ORIG, LLC are being held by it. The General Partner, NTS-Properties Associates VI, did not participate in the Fourth Tender Offer.

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

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

The Partnership plans to replace the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. As of December 31, 2000, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all of the remaining roofs is estimated to be approximately $920,000 (an estimated $20,000 per building). The Partnership does not have sufficient working capital to make the remaining roof replacements. It is anticipated that the Partnership will require at least 12 months to generate sufficient reserves to begin the remaining roof replacements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $1,050,500 decrease in the fair value of debt.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties VI, a Maryland Limited Partnership:

We have audited the accompanying consolidated balance sheets of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 2000 and 1999, and the related consolidated statements of operations, consolidated partners' equity and consolidated cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VI, a Maryland Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules included on pages 52 through 55 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001

                               NTS-PROPERTIES VI,
                               ------------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                  2000              1999
                                                  ----              ----


ASSETS
------
Cash and equivalents                         $    47,683       $       909
Cash and equivalents - restricted                231,751           209,680
Accounts receivable                               67,539           200,338
Land, buildings and amenities, net            47,498,726        47,739,483
Other assets                                   1,231,836         1,081,008
                                             -----------       -----------
     TOTAL ASSETS                            $49,077,535       $49,231,418
                                             ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and note payable                   $35,149,376       $33,312,443
Accounts payable                                 476,492         1,662,641
Security deposits                                260,683           219,076
Other liabilities                                279,595           225,846
                                             -----------       -----------
     TOTAL LIABILITIES                        36,166,146        35,420,006

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                              12,911,389        13,811,412
                                             -----------       -----------
     TOTAL LIABILITIES AND PARTNERS'
        EQUITY                               $49,077,535       $49,231,418
                                             ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                               NTS PROPERTIES VI,
                               ------------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                              2000             1999             1998
                                                              ----             ----             ----

REVENUES
--------
Rental income                                            $ 10,433,067     $  9,693,133     $  9,846,523
Interest and other income                                     363,920           44,451          127,522
Gain on sale of assets                                          5,188             --               --
                                                         -------------    -------------    -------------
     TOTAL REVENUES                                        10,802,175        9,737,584        9,974,045

EXPENSES
--------
Operating expenses                                          2,846,334        2,505,632        2,596,268
Operating expense - affiliated                              1,397,291        1,316,979        1,237,679
Loss on disposal of assets                                    208,709          260,883           65,828
Interest expense                                            2,713,539        2,018,575        1,986,162
Management fees                                               558,123          506,397          502,967
Real estate taxes                                             948,682          898,055          828,270
Professional and administrative expenses                      192,700          253,413          192,866
Professional and administrative expenses - affiliated         325,298          244,834          260,266
Depreciation and amortization                               2,410,585        1,876,978        1,807,043
                                                         -------------    -------------    -------------
    TOTAL EXPENSES                                         11,601,261        9,881,746        9,477,349

(Loss) income before minority interest and
   extraordinary item                                        (799,086)        (144,162)         496,696
Minority interest                                              42,216           42,995           38,965
                                                         -------------    -------------    -------------
(Loss) income after minority interest but before
   extraordinary item                                        (841,302)        (187,157)         457,731

Extraordinary item - early extinguishment of debt              20,721             --               --
                                                         -------------    -------------    -------------
Net (loss) income                                        $   (862,023)    $   (187,157)    $    457,731
                                                         =============    =============    =============
Net (loss) income allocated to the limited partners:
     (Loss) income before extraordinary item                 (832,889)        (185,285)         453,154
     Extraordinary item                                        20,514             --               --
                                                         -------------    -------------    -------------
     Net (loss) income                                   $   (853,403)    $   (185,285)    $    453,154
                                                         =============    =============    =============
Net (loss) income per limited partnership Unit:
     (Loss) income before extraordinary item                   (21.33)           (4.66)           10.96
     Extraordinary Item                                          0.52             --               --
                                                         -------------    -------------    -------------
Net (loss) income per  limited partnership Unit          $     (21.85)    $      (4.66)    $      10.96
                                                         =============    =============    =============

Weighted average number of limited partnership
  Units                                                        39,053           39,751           41,334
                                                         =============    =============    =============


The accompanying notes to consolidated financial statements are an integral part of these statements.


                               NTS-PROPERTIES VI,
                               ------------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (1)
                 -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                  Limited          General
                                                  Partners         Partner            Total
                                                  --------         -------            -----

PARTNERS' EQUITY/(DEFICIT)
--------------------------
Balances at December 31, 1997                  $ 15,890,183     $   (186,831)    $ 15,703,352

   Net income                                       453,154            4,577          457,731

   Distributions declared                          (515,339)          (5,206)        (520,545)

   Repurchase of  limited partnership Units        (698,950)            --           (698,950)
                                               -------------    -------------    -------------
Balances at December 31, 1998                    15,129,048         (187,460)      14,941,588

   Net loss                                        (185,285)          (1,872)        (187,157)

   Distributions declared                          (396,514)          (4,005)        (400,519)

   Repurchase of  limited partnership Units        (542,500)            --           (542,500)
                                               -------------    -------------    -------------
Balances at December 31, 1999                    14,004,749         (193,337)      13,811,412

   Net loss                                        (853,403)          (8,620)        (862,023)

   Repurchase of  limited partnership Units         (38,000)            --            (38,000)
                                               -------------    -------------    -------------
Balances at December 31, 2000                  $ 13,113,346     $   (201,957)    $ 12,911,389
                                               =============    =============    =============


(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,
                               ------------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                                   2000           1999            1998
                                                                   ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (loss) income                                            $  (862,023)    $  (187,157)    $   457,731
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
   Accrued interest on investment securities                        --              --            11,426
   Loss on disposal of assets                                    208,709         260,883          65,828
   Gain on sale of assets                                         (5,188)           --              --
   Write-off of unamortized loan costs                            20,721            --              --
   Depreciation and amortization                               2,453,012       1,909,065       1,831,072
Changes in assets and liabilities:
  Cash and equivalents - restricted                              (22,071)        (23,842)          6,667
  Accounts receivable                                            132,799         (68,693)        (14,725)
  Other assets                                                  (126,523)         40,894         (51,756)
  Accounts payable                                            (1,186,149)        932,388         518,081
  Security deposits                                               41,607          (8,570)        (14,679)
  Other liabilities                                               53,749         137,604          18,639
  Minority interest                                               42,216          42,995          38,965
                                                             ------------    ------------    ------------
      Net cash provided by operating activities                  750,859       3,035,567       2,867,249
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                    (2,380,205)     (8,737,997)     (3,171,970)
Proceeds from sale of assets                                       8,736            --              --
Minority interest                                                (69,589)        (36,363)        (57,727)
Purchase of investment securities                                   --              --        (1,004,314)
Maturity of investment securities                                   --              --         2,555,701
                                                             ------------    ------------    ------------
       Net cash used in investing activities                  (2,441,058)     (8,774,360)     (1,678,310)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and note payable              (4,647,493)     (1,639,716)     (1,010,041)
Proceeds from mortgage loans and note payable                  6,484,426       7,832,979       1,256,658
Cash distributions                                                  --          (503,017)       (631,736)
Repurchase of limited partnership Units                          (38,000)       (542,500)       (698,950)
Additions to loan costs                                          (61,960)        (33,226)        (74,377)
Cash and equivalents - restricted                                   --           262,500          54,980
                                                             ------------    ------------    ------------
     Net cash provided by (used in) financing activities       1,736,973       5,377,020      (1,103,466)
                                                             ------------    ------------    ------------
     Net increase (decrease) in cash and equivalents              46,774        (361,773)         85,473

CASH AND EQUIVALENTS, beginning of year                              909         362,682         277,209
                                                             ------------    ------------    ------------
CASH AND EQUIVALENTS, end of year                            $    47,683     $       909     $   362,682

Interest paid on a cash basis, net of amounts capitalized    $ 2,730,050     $ 2,046,420     $ 1,989,632
                                                             ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               NTS-PROPERTIES VI,
                               ------------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.        Significant Accounting Policies
          -------------------------------

          A)   Consolidation Policy and Joint Venture Accounting
               -------------------------------------------------

               The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. In conformity with Generally Accepted Accounting Principles, management has used estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

               From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

               Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided a meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership's operations.

               The  Emerging  Issues  Tasks  Force  ("EITF")  of  the  Financial
               Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

               -------------------------------------------------------------

               The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

               Other assets includes minority interest in the Partnership's joint venture properties totaling approximately $652,000 and $625,000 as of December 31, 2000 and 1999, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

          B)   Organization
               ------------

               NTS-Properties VI, a Maryland Limited Partnership (the "Partnership"), is a limited partnership organized under the laws of the state of Maryland on December 27, 1984. The General
               Partner is NTS-Properties Associates VI (a Kentucky limited partnership). The Partnership is in the business of developing, constructing, owning and operating apartment communities and commercial real estate.

          C)   Properties and Joint Ventures
               -----------------------------

               The Partnership owns and operates the following properties and joint ventures:

                    * Sabal Park Apartments, a 162-unit luxury apartment complex in Orlando, Florida

                    * Park Place Apartments Phase I, a 180-unit luxury apartment complex in Lexington, Kentucky

                    * Willow Lake Apartments, a 207-unit luxury apartment complex in Indianapolis, Indiana

                    * Park Place Apartments Phase III, a 152-unit luxury apartment complex in Lexington, Kentucky.

                    *    A  96.03%   joint   venture   interest  in  Golf  Brook
                         Apartments, a 195-unit luxury apartment complex in Orlando, Florida

                    * A 95.04% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky

          D)   Allocation of Net Income (Loss) and Cash Distributions
               ------------------------------------------------------

               Pre-termination date net cash receipts and interim net cash receipts, as defined in the partnership agreement and which are made available for distribution, as defined in the partnership agreement, will be distributed 99% to the limited partners and 1% to the General Partner. Net Cash Proceeds, as defined in the partnership agreement, will be distributed 1) 99% to the limited partners and 1% to the General Partner until the limited partners have received cash distributions from all sources (except pre-termination date net cash receipts) equal to their original capital and 2) the remainder, 80% to the limited partners and 20% to the General Partner. Net operating income shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions.

               Net operating income in excess of cash distributions and net gains from sales shall be allocated as follows: (1) pro-rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their original capital less cash distributions except distributions of pre-termination date net cash receipts and (3) the balance, 80% to the limited partners and 20% to the General partner. Net operating losses shall be allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying financial statements.

          E)   Tax Status
               ----------

               The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

               A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:


                                                  2000       1999       1998
                                                  ----       ----       ----

                Net income (loss)              $(862,023) $(187,157) $ 457,731
                Items handled differently
                 for tax purposes:
                   Depreciation and amortization (49,381)  (198,220)  (117,115)
                   Retirement of fixed assets     31,443   (125,914)    15,420
                   Capitalized leasing costs     (53,419)    86,459     51,951
                   Rental income                    --       25,331      9,664
                                               ---------- ---------- ----------
                Taxable income (loss)          $ 933,380) $(399,501) $ 417,651
                                               ========== ========== ==========

          F)   Cash and Equivalents - Restricted
               ---------------------------------

               Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and funds reserved by the Partnership for the purchase of limited partnership Units under the tender offers (see Note 4).

          G)   Basis of Property and Depreciation
               ----------------------------------

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

               Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair value. Application of this standard by management during the years ended December 31, 2000, 1999 and 1998 did not result in an impairment loss.

          H)   Revenue Recognition - Rental Income and Capitalized Leasing Costs
               -----------------------------------------------------------------

               The Partnership recognizes revenues in accordance with each tenant's lease agreement. Certain of the Partnership's lease agreements at Plainview Point III Office Center are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $36,155 and $46,967 at December 31, 2000 and 1999, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

          I)   Advertising
               -----------

               The   Partnership   expenses   advertising   costs  as  incurred.
               Advertising expense was immaterial to the Partnership during the years ended December 31, 2000, 1999 and 1998.

          J)   Statements of Cash Flows
               ------------------------

               For purposes of reporting cash flows, cash and equivalents include cash on hand and short- term, highly liquid investments with initial maturities of three months or less.

2.        Concentration of Credit Risk
          ----------------------------

          The Partnership owns and operates either wholly or through a joint venture, residential properties in Kentucky (Lexington), Indiana (Indianapolis) and Florida (Orlando). The Partnership also owns and operates, through a joint venture, a commercial property in Louisville, Kentucky. Substantially all of the commercial property's tenants are local businesses or are businesses which have operations in the Louisville area.

3.        Land, Buildings and Amenities
          -----------------------------

          The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:


                                                       2000             1999
                                                       ----             ----
           Land and improvements                   $16,452,744      $14,949,746
           Buildings, improvements and amenities    59,470,033       59,103,281
                                                   -----------      -----------
                                                    75,922,777       74,053,027

           Less accumulated depreciation            28,424,051       26,313,544
                                                   -----------      -----------
                                                   $47,498,726      $47,739,483
                                                   ===========      ===========

4.        Tender Offers
          -------------

          On October 20, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), commenced a tender offer (the "First Tender Offer") to purchase up to 1,250 of the Partnership's limited partnership Units at a price of $350 per Unit as of the date of the First Tender Offer. The initial expiration date of the First Tender Offer was January 18, 1999, and this expiration date was subsequently extended through March 31, 1999. A total of 2,103 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 750 Units at a cost of $262,500 and ORIG, LLC purchased 1,353 Units at a cost of $473,550. The expenses associated with administering the First Tender Offer were approximately $52,000. The Units that were acquired by the Partnership were retired. Units that were acquired by ORIG, LLC are being held by it. The General Partner, NTS-Properties Associates VI, did not participate in the First Tender Offer.

          On June 25, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a second tender offer (the "Second Tender Offer") to purchase up to 1,000 of the Partnership's limited partnership Units at a price of $350 per Unit as of the date of the Second Tender Offer. The initial expiration date of the Second Tender Offer was August 31, 1999. On August 23, 1999, the price was increased to $370 per Unit and the expiration date was extended to September 30, 1999.

          Under the terms of the Second Tender Offer, the Second Tender Offer expired on September 30, 1999. As of that date, 2,801 Units were tendered, pursuant to the Second Tender Offer, and the Offerors accepted all Units tendered. The Partnership purchased 500 Units at a cost of $185,000 and ORIG, LLC purchased 2,301 Units at a cost of $851,370. The expenses associated with administering the Second Tender Offer were approximately $38,000. The General Partner, NTS- Properties Associates VI, did not participate in the Second Tender Offer.

          -------------------------

          On November 9, 1999, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a third tender offer (the "Third Tender Offer") to purchase up to 500 of the Partnership's limited partnership Units at a price of $380 per Unit as of the date of the Third Tender Offer. The Third Tender Offer stated that the Partnership would purchase the first 250 Units tendered and would fund its purchases and its portions of the expenses from cash flow from operations. If more than 250 Units were tendered, ORIG, LLC would purchase up to an additional 250 Units. If more than 500 Units were tendered, the Offerors could choose to acquire the additional Units on a pro rata basis.

          On December 23, 1999, the Third Tender Offer expired. As of that date a total of 1,085 Units were tendered, pursuant to the Third Tender Offer, and the Offerors accepted all Units tendered. The Partnership purchased 250 Units at a cost of $95,000 and ORIG, LLC purchased 835
          Units at a cost of $317,300. The expenses associated with administering the Third Tender Offer were approximately $13,500. Units that were acquired by the Partnership have been retired. Units that were acquired by ORIG, LLC are being held by it. The General Partner, NTS-Properties Associates VI, did not participate in the Third Tender Offer.

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

          On August 15, 2000, the Fourth Tender Offer expired. A total of 3,685 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 100 Units at a cost of $38,000 and ORIG, LLC purchased 3,585 Units at a cost of $1,362,300. The expenses associated with the Fourth Tender Offer were approximately $25,116 of which the Partnership incurred $1,355 and ORIG incurred $23,761. Units acquired by the Partnership were retired. Units acquired by ORIG, LLC are being held by it. The General Partner, NTS-Properties Associates VI, did not participate in the Fourth Tender Offer.

          The offering price per unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the units.

5.        Mortgages Payable
          -----------------

          Mortgages payable as of December 31 consist of the following:



                                                           2000          1999
                                                           ----          ----

           Mortgage payable with an insurance
           company, bearing interest at 7.74%,
           due October 15, 2012, secured by
           certain land, buildings and amenities.      $12,009,852   $11,186,637

           Mortgage payable with an insurance
           company, bearing interest at 7.57%,
           due May 15, 2009, secured by certain
           land, buildings and amenities.                8,426,706     7,677,179

           Mortgage payable with an insurance
           company, bearing interest at 7.32%,
           due October 15, 2012, secured by
           certain land, buildings and amenities.        7,388,885     7,767,882


           Mortgage payable with an insurance
           company, bearing interest at 8.375%,
           due December 1, 2010, secured by
           certain land, buildings and amenities.        3,200,000          --

           Mortgage payable with an insurance
           company, bearing interest at 7.38%,
           due December 5, 2012, secured by
           certain land and building.                    2,474,360     2,598,146

           Note payable to a bank, bearing interest
           at the Euro-Rate plus 225 basis points,
           due June 23, 2002. At December 31, 1999,
           the interest rate was approximately 8.75%.         --       2,298,001

           Mortgage payable with an insurance
           company, bearing interest at 7.38%,
           due December 5, 2012, secured by
           certain land, buildings and amenities.        1,649,573     1,732,098

           Note payable to a bank, bearing interest
           at the Prime Rate  + 1%, due June 14,
           2001 secured by certain land,
           buildings and amenities.                           --          52,500
                                                       -----------   -----------
                                                       $35,149,376   $33,312,443
                                                       ===========   ===========

          On November 15, 2000, the Partnership obtained permanent financing in the amount of $3,200,000 secured by the land and building of Plainview Point III Office Center. The Partnership used the proceeds to pay off the note payable with an outstanding balance of $2,298,001 at December 31, 1999 (outstanding balance at time of payoff was $3,200,000). The transaction resulted in an extraordinary item of $20,721 related to unamortized loan costs.

          The mortgages and note are payable in aggregate monthly installments of approximately $363,348 which includes principal and interest.

          ----------------------------

          Scheduled maturities of debt are as follows:

                  For the Years Ended December 31,             Amount
                  --------------------------------             ------
                             2001                           $ 1,739,285
                             2002                             1,874,908
                             2003                             2,021,425
                             2004                             2,178,943
                             2005                             2,349,922
                             Thereafter                      24,984,893
                                                            -----------
                                                            $35,149,376
                                                            ===========

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $35,313,000.

6.        Rental Income Under Operating Lease
          -----------------------------------

          The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2000:

                  For the Years Ended December 31,              Amount
                             2001                           $   861,753
                             2002                               442,442
                             2003                               420,562
                             2004                               199,343
                             2005                                98,491
                                                            -----------
                                                            $ 2,022,591
                                                            ===========

7.        Related Party Transactions
          --------------------------

          Pursuant  to  an  agreement  with  the  Partnership,  NTS  Development
          Company, an affiliate of the General Partner, receives property management fees on a monthly basis. The fee is equal to 5% and 6% of the gross revenues from residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.


          The Partnership was charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

          --------------------------------------

                                                              For the Twelve Months Ended
                                                                      December 31,
                                                                      ------------

                                                              2000         1999          1998
                                                              ----         ----          ----

           Property management fees                      $  558,123    $  506,397    $  502,967
                                                         ----------    ----------    ----------
           Property management                              890,447       789,426       957,010
           Leasing                                          183,407       230,889       207,515
           Administrative - operating                       313,576       276,280        53,484
           Other                                              9,861        20,384        19,670
                                                         ----------    ----------    ----------
             Total operating expenses - affiliated        1,397,291     1,316,979     1,237,679
                                                         ----------    ----------    ----------
           Professional and administrative expenses
            - affiliated                                    325,298       244,834       260,266
                                                         ----------    ----------    ----------

           Repairs and maintenance fee                       43,418        37,526        11,324
           Fixed assets                                         299         1,337           410
           Leasing commissions                               14,586        15,787        11,711
           Loan costs                                          --            --          48,302
           Construction management                          107,776       439,920       225,759
                                                         ----------    ----------    ----------
           Total related party transactions capitalized     166,079       494,570       297,506
                                                         ----------    ----------    ----------
           Total related party transactions              $2,446,791    $2,562,780    $2,298,418
                                                         ==========    ==========    ==========

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

8.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated financial statements of the Partnership except as discussed herein.

          -----------------------------------------

          On July 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership filed a claim with its insurance company, and after meeting the $5,000 deductible, collected $100,000. It is unknown at this time, if the costs of the repairs to the eight apartments will be completely covered by the insurance claim. It is expected that the repairs will be substantially completed during the second quarter of 2001.

          The Partnership plans to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of such failures.

          As of December 31, 2000, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be approximately $920,000 (an estimated $20,000 per building). The Partnership does not have sufficient working capital to make the remaining roof replacements. It is anticipated that the Partnership will require at least 12 months to generate sufficient reserves to begin the roof replacements at Park Place Apartments Phase I.

          The roof replacements discussed above will be made using funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

          The Partnership has been sued by Elder Construction & Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder Construction & Associates, Inc. V. NTS Development Company,
          ----------------------------------------------------------------------
          Frontier  Insurance  Company,  NTS-Properties  VI, a Maryland  Limited
          ----------------------------------------------------------------------
          Partnership,   NTS-Properties   Associates   VI,   and   NTS   Capital
          ----------------------------------------------------------------------
          Corporation.  All  of  the  named  NTS  entities  are  represented  by
          -----------
          Middleton & Reutlinger, a local law firm.

          Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. After being removed from the job for its failure to provide its services in a professional, diligent and
          workmanlike   manner,  a  complaint  was  filed  on  behalf  of  Elder
          Construction in November 1999, alleging, inter alia, breach of contract. The Complaint requested judgement against all defendants in the amount of $233,122 plus interest and other relief against the defendants.

          The Partnership and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach of contract. Discovery is proceeding, but an outcome cannot be predicted at present. There is a trial date set for November 6, 2001. The principals of the NTS defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the defendants of counterclaims against Elder Construction. The Partnership believes that the resolution of these legal proceedings will not have a material effect on its consolidated financial statements.

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


                                                                 2000
                                                                 ----

                                                 Residential     Commercial         Total
                                                 -----------     ----------         -----

           Rental income                         $ 9,596,768    $   836,299     $10,433,067
           Interest and other income                 333,430         12,223         345,653
           Gain on sale of assets                      5,188           --             5,188
                                                 ------------   ------------    ------------
             Total net revenues                  $ 9,935,386    $   848,522     $10,783,908
                                                 ------------   ------------    ------------
           Operating expenses                    $ 3,870,165    $   373,460       4,243,625
           Interest expense                          869,312           --           869,312
           Loss on disposal of assets                197,893         10,816         208,709
           Management fees                           506,603         51,520         558,123
           Real estate taxes                         915,267         33,415         948,682
           Professional and administrative              --          240,000         240,000
           Depreciation and amortization           2,117,229        204,035       2,321,264
                                                 ------------   ------------    ------------
             Total expenses                      $ 8,476,469    $   913,246     $ 9,389,715
                                                 ------------   ------------    ------------
           Net Income (loss)                     $ 1,458,917    $   (64,724)    $ 1,394,193
                                                 ============   ============    ============
           Land, buildings and amenities, net    $45,021,285    $ 2,450,231     $47,471,516
                                                 ============   ============    ============
           Expenditures for land, buildings
            and amenities                        $ 2,284,937    $    95,268     $ 2,380,205
                                                 ============   ============    ============
           Segment liabilities                   $12,393,240    $   416,776     $12,810,016
                                                 ============   ============    ============


          -----------------------------

                                                                    1999
                                                                    ----

                                                  Residential     Commercial       Total
                                                  -----------     ----------       -----

           Rental income                          $ 8,841,609    $   851,524    $ 9,693,133
           Interest and other income                   24,050          1,312         25,362
           Gain on sale of assets                        --             --             --
                                                  -----------    -----------    -----------
             Total net revenues                   $ 8,865,659    $   852,836    $ 9,718,495
                                                  -----------    -----------    -----------
           Operating expenses                     $ 3,441,499    $   381,112    $ 3,822,611
           Loss on disposal of assets                 243,256         17,627        260,883
           Management fees                            452,712         53,685        506,397
           Real estate taxes                          864,048         34,007        898,055
           Professional and administrative               --           50,000         50,000
           Depreciation and amortization            1,621,961        173,971      1,795,932
                                                  -----------    -----------    -----------
             Total expenses                       $ 6,623,476    $   710,402    $ 7,333,878
                                                  -----------    -----------    -----------
           Net Income                             $ 2,242,183    $   142,434    $ 2,384,617
                                                  ===========    ===========    ===========

           Land, buildings and amenities, net     $45,131,045    $ 2,573,453    $47,704,498
                                                  ===========    ===========    ===========

           Expenditures for land, buildings
            and amenities                         $ 8,426,188    $   291,997    $ 8,718,185
                                                  ===========    ===========    ===========

           Segment liabilities                    $ 1,618,652    $   247,455    $ 1,866,107
                                                  ===========    ===========    ===========


                                                               1998
                                                               ----

                                             Residential    Commercial        Total
                                             -----------    ----------        -----
           Rental income                      $9,025,761    $  820,762     $9,846,523
           Interest and other income              17,848         1,406         19,254
           Gain on sale of assets                   --            --             --
                                              -----------   -----------    -----------
             Total net revenues               $9,043,609    $  822,168     $9,865,777
                                              -----------   -----------    -----------
           Operating expenses                 $3,490,966    $  342,981     $3,833,947
           Loss on disposal of assets             65,362           466         65,828
           Management fees                       454,132        48,835        502,967
           Real estate taxes                     793,452        34,818        828,270
           Professional and administrative          --         300,000        300,000
           Depreciation and amortization       1,543,230       165,504      1,708,734
                                              -----------   -----------    -----------
             Total expenses                   $6,347,142    $  892,604     $7,239,746
                                              -----------   -----------    -----------
           Net income (loss)                  $2,696,467    $  (70,436)    $2,626,031
                                              ===========   ===========    ===========


          -----------------------------

          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:




                                                                         2000             1999             1998
                                                                         ----             ----             ----
           NET REVENUES
           ------------
           Total revenues for reportable segments                   $ 10,783,908     $  9,718,495     $  9,865,777
           Interest and other income for Partnership                      18,267           19,089          108,268
                                                                    -------------    -------------    -------------
             Total consolidated net revenues                        $ 10,802,175     $  9,737,584     $  9,974,045
                                                                    =============    =============    =============
           INTEREST EXPENSE
           ----------------
           Total interest expense for reportable segments           $    869,312     $       --       $       --
           Partnership's interest expense                              1,844,227        2,018,575        1,986,162
                                                                    -------------    -------------    -------------
             Total interest expense                                 $  2,713,539     $  2,018,575     $  1,986,162
                                                                    =============    =============    =============
           PROFESSIONAL AND ADMINISTRATIVE
           -------------------------------
           Total professional and administrative for reportable
            segments                                                $    240,000     $     50,000     $    300,000
           Professional administrative for Partnership                   277,998          448,247          153,132
                                                                    -------------    -------------    -------------
             Total professional and administrative                  $    517,998     $    498,247     $    453,132
                                                                    =============    =============    =============

           DEPRECIATION AND AMORTIZATION
           -----------------------------
           Total depreciation and amortization for reportable
            segments                                                $  2,321,264     $  1,795,932     $  1,708,734
           Depreciation and amortization for Partnership                  89,321           81,046           98,309
                                                                    -------------    -------------    -------------
             Total depreciation and amortization                    $  2,410,585     $  1,876,978     $  1,807,043
                                                                    =============    =============    =============
           NET INCOME (LOSS)
           -----------------
           Total net income for reportable segments                 $  1,394,193     $  2,384,617     $  2,626,031
           Less minority interest                                         42,216           42,995           38,965
           Plus net loss for Partnership after extraordinary item     (2,214,000)      (2,528,779)      (2,129,335)
                                                                    -------------    -------------    -------------
             Total net (loss) income after extraordinary item       $   (862,023)    $   (187,157)    $    457,731
                                                                    =============    =============    =============

           LAND, BUILDINGS AND AMENITIES
           -----------------------------
           Total land, buildings and amenities for reportable
            segments                                                $ 47,471,516     $ 47,704,498
           Land, buildings and amenities for the Partnership              27,210           34,985
                                                                    -------------    -------------
             Total land, buildings and amenities                    $ 47,498,726     $ 47,739,483
                                                                    =============    =============

           EXPENDITURES
           ------------
            Total expenditures for land, buildings and amenities for
             reportable segments                                    $  2,380,205     $  8,718,185
            Expenditures for land, buildings and amenities for
             Partnership                                                    --             19,812
                                                                    -------------    -------------
              Total expenditures                                    $  2,380,205     $  8,737,997
                                                                    =============    =============
            LIABILITIES
            -----------
            Total liabilities for reportable segments               $ 12,810,016     $  1,866,107
            Liabilities for Partnership (1)                           23,356,130       33,553,899
                                                                    -------------    -------------
              Total liabilities                                     $ 36,166,146     $ 35,420,006
                                                                    =============    =============


            (1) These amounts primarily represent the mortgages held by the Partnership secured by the assets of the operating segments.

10.       Selected Quarterly Financial Data (Unaudited)
          ---------------------------------------------

                                                                   For the Quarters Ended
                                                                   ----------------------

                2000                              March 31         June 30      September 30     December 31
                ----                              --------         -------      ------------     -----------


            Total revenues                      $ 2,468,964     $ 2,581,790     $ 2,891,729     $ 2,687,738
            Total expenses                        2,628,032       2,891,355       3,087,649       2,885,208
            Net income (loss)                      (159,068)       (309,565)       (195,920)       (197,470)
            Net income (loss) allocated to the
              limited partners                     (157,477)       (306,469)       (193,961)       (195,496)
            Net income (loss) per limited
              partnership Unit                        (4.03)          (7.84)          (4.97)          (5.01)



                                                                   For the Quarters Ended
                                                                   ----------------------

                1999                              March 31        June 30       September 30    December 31
                ----                              --------        -------       ------------    -----------

            Total revenues                      $ 2,362,922     $ 2,416,922    $ 2,355,209     $ 2,441,923
            Total expenses                        2,545,613       2,309,973      2,432,072       2,476,475
            Net income (loss)                      (182,691)        106,949        (76,863)        (34,552)
            Net income (loss) allocated to the
              limited partners                     (180,864)        105,879        (76,094)        (34,206)
            Net income (loss) per limited
              partnership Unit                        (4.52)           2.65          (1.91)          (0.88)

          The  information  presented in the table above is based on  previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1A for further information regarding the Partnership's change from the proportionate consolidation method to the equity method.

Item 9.    Changes in  and  Disagreements  with  Accountants  on  Accounting and
           ---------------------------------------------------------------------
           Financial Disclosures
           ---------------------

None.

                                    PART III
                                    --------

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

The General Partners of NTS-Properties Associates VI are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 59) is the managing General Partner of NTS-Properties Associates VI and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

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

Brian F. Lavin
--------------

Mr. Lavin (age 47), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 42), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems,

           --------------------------------------------------------------

Inc., a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11.   Management Remuneration and Transactions
           ----------------------------------------

The officers and/or directors of the corporate General Partner received no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross revenues to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 7 to the consolidated financial statements which sets forth transactions with affiliates to the General Partner for the years ended December 31, 2000, 1999 and 1998.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1D to the consolidated financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 28, 2001.

         ORIG, LLC                                   9,051 Units (23.21%)
         10172 Linn Station Rd.
         Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability  company,  the members of which are J.
D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates, the General Partner of the Partnership.

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
         10172 Linn Station Road
         Louisville, Kentucky 40223

Item 12.   Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------
           - Continued
           -----------

The remaining 46.00% interests are owned by various limited partners of NTS Properties Associates VI.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent of the Partnership's limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish the Partnership with copies of all forms filed with the SEC.

To the Partnership's knowledge, based solely on its review of the copies for the forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Partnership believes that ORIG, LLC was late in filing one Form 4 relating to one purchase of the Partnership's limited partnership interests in connection with a tender offer made during 2000.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner, receives property management fees on a monthly basis. The fee is equal to 5% and 6% of the gross revenues from residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                               For the Twelve Months Ended
                                                                       December 31,
                                                                       ------------
                                                              2000          1999          1998
                                                              ----          ----          ----

 Property management fees                                 $  558,123    $  506,397    $  502,967
                                                          ----------    ----------    ----------

 Property management                                         890,447       789,426       957,010
 Leasing                                                     183,407       230,889       207,515
 Administrative - operating                                  313,576       276,280        53,484
 Other                                                         9,861        20,384        19,670
                                                          ----------    ----------    ----------
      Total operating expenses - affiliated                1,397,291     1,316,979     1,237,679
                                                          ----------    ----------    ----------
 Professional and administrative expenses - affiliated       325,298       244,834       260,266
                                                          ----------    ----------    ----------

 Repairs and maintenance fee                                  43,418        37,526        11,324
 Fixed assets                                                    299         1,337           410
 Leasing commissions                                          14,586        15,787        11,711
 Loan costs                                                     --            --          48,302
 Construction management                                     107,776       439,920       225,759
                                                          ----------    ----------    ----------
 Total related party transactions capitalized                166,079       494,570       297,506
                                                          ----------    ----------    ----------
 Total related party transactions                         $2,446,791    $2,562,780    $2,298,418
                                                          ==========    ==========    ==========

           ----------------------------------------------------------

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

                                     PART IV
                                     -------

Item 14.  Exhibits,  Consolidated  Financial Statement Schedules, and Reports on
          ----------------------------------------------------------------------
          Form 8-K
          --------

1.        Consolidated Financial Statements
          ---------------------------------

          The financial statements for the years ended December 31, 2000, 1999 and 1998 together with the report of Arthur Andersen LLP dated March 9, 2001, appear in Part II, Item 8. The following financial statement schedules should be read in conjunction with such consolidated financial statements.

2.        Consolidated Financial Statement Schedules
          ------------------------------------------

          Schedules:                                                   Page No.
          ----------                                                   --------
          III-Real Estate and Accumulated Depreciation                  52-55

          All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.        Exhibits
          --------
          Exhibit No.                                                  Page No.
          -----------                                                  --------

          3.  Amended and Restated Agreement and Certificate              *
              of Limited Partnership of NTS-Properties VI, a Maryland Limited Partnership

          3a. First Amendment to Amended and Restated Agreement           **
              of Limited Partnership of NTS-Properties VI, a Maryland Limited Partnership

          10. Property Management Agreement and Construction              *
              Agreement between NTS Development  Company and
              NTS-Properties VI, a Maryland Limited Partnership

          * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985 (effective June 25, 1985) under Commission File No. 2-96583.

          ** Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0- 14695).

4.        Reports on Form 8-K
          -------------------

                  None.


                               NTS-PROPERTIES VI,
                               ------------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------



                                                    Willow Lake          Park Place
                                                     Apartments      Apartments Phase III
                                                     ----------      --------------------

Encumbrances                                             (A)                 (A)

Initial cost to Partnership:
     Land                                           $ 3,770,328         $ 2,411,441
     Buildings and improvements                      12,616,655          11,156,959

Cost capitalized subsequent to acquisition:
     Improvements                                       311,740                --

Gross amount at which carried
  December 31, 2000: (B)
     Land                                             3,770,328           2,411,441
     Buildings and improvements                      12,928,395          11,156,959
                                                    -----------         -----------
     Total                                          $16,698,723         $13,568,400
                                                    ===========         ===========

Accumulated depreciation                            $ 7,268,603         $   856,234
                                                    ===========         ===========

Date of construction                                    3/85                5/00

Date acquired                                            N/A                 N/A

Life at which depreciation in latest income              (C)                 (C)
  statement is computed


(A)  First mortgage held by an insurance company.
(B)  Aggregate cost of real estate for tax purposes is $76,043,753.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 3-30 years for amenities.

                               NTS-PROPERTIES VI,
                               ------------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------



                                              Sabal Park            Park Place
                                              Apartments        Apartments Phase I
                                              ----------        ------------------

Encumbrances                                     (A)                 (B)

Initial cost to Partnership:
     Land                                    $ 3,063,046         $ 2,320,938
     Buildings and improvements                8,417,719           9,630,935

Cost capitalized subsequent to
  acquisition:
     Improvements                                345,410             247,995

Gross amount at which carried
  December 31, 2000: (C)
     Land                                      3,113,211           2,361,205
     Buildings and improvements                8,712,964           9,838,663
                                             -----------         -----------
     Total                                   $11,826,175         $12,199,868
                                             ===========         ===========

Accumulated depreciation                     $ 5,509,712         $ 5,294,984
                                             ===========         ===========

Date of construction                             06/84               04/84

Date acquired                                     N/A                 N/A

Life at which depreciation in latest              (D)                 (D)
  income statement is computed


(A)  First mortgage held by two insurance companies.
(B)  First mortgage held by an insurance company.
(C)  Aggregate cost of real estate for tax purposes is $76,043,753.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 3-30 years for amenities.


                                NTS-PROPERTIES VI
                                -----------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------


                                              Golf Brook      Plainview Point III      Total
                                              Apartments        Office Building      Pages 52-54
                                              ----------        ---------------      -----------

Encumbrances                                      (A)                 (A)

Initial cost to Partnership:
     Land                                    $ 3,897,193         $   837,550         $16,300,496
     Buildings and improvements               12,776,885           2,387,013          56,986,166

Cost capitalized subsequent to
  acquisition:
     Improvements                                385,836           1,306,262           2,597,243

Gross amount at which carried
  December 31, 2000:
     Land                                      3,941,535             855,024          16,452,744
     Buildings and improvements               13,118,379           3,675,801          59,431,161
                                             -----------         -----------         -----------
     Total                                   $17,059,914         $ 4,530,825         $75,883,905  (C)
                                             ===========         ===========         ===========

Accumulated depreciation                     $ 7,402,262         $ 2,080,594         $28,412,389  (C)
                                             ===========         ===========         ===========

Date of construction                             05/88               01/88

Date acquired                                     N/A                 N/A
Life at which depreciation in latest
  income statement is computed                    (B)                 (B)


(A)  First mortgage held by an insurance company.
(B) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements and 3-30 years for amenities.
(C) Reconciliation net of accumulated depreciation to consolidated financial statements:


        Total gross cost at December 31, 2000                $ 75,883,905
          Additions to Partnership for computer
           hardware and software in 1998 and 1999                  38,872
                                                             -------------
        Balance at December 31, 2000                           75,922,777
          Less accumulated depreciation                       (28,412,389)
          Less accumulated depreciation for
           Partnership computer hardware and software:
                               1999                                (3,889)
                               2000                                (7,773)
                                                             -------------
Land, buildings and amenities, net at December 31, 2000      $ 47,498,726
                                                             =============

                               NTS-PROPERTIES VI,
                               ------------------

                         A MARYLAND LIMITED PARTNERSHIP
                         ------------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------



                                          Real              Accumulated
                                         Estate             Depreciation
                                         ------             ------------

Balances at December 31, 1997         $ 63,274,988          $ 23,440,402

Additions during period:
     Improvements                        3,171,970                  --
     Depreciation (a)                         --               1,804,212

Deductions during period:
     Retirements                          (304,047)             (238,219)
                                      -------------         -------------
Balances at December 31, 1998           66,142,911            25,006,395

Additions during period:
     Improvements                        8,737,997                  --
     Depreciation (a)                         --               1,874,147

Deductions during period:
      Retirements                         (827,881)             (566,998)
                                      -------------         -------------
Balances at December 31, 1999           74,053,027            26,313,544

Additions during period:
      Improvements                       2,380,205
      Depreciation (a)                                         2,408,705

Deductions during period:
      Retirements                         (510,455)             (298,198)
                                      -------------         -------------
Balances at December 31, 2000         $ 75,922,777          $ 28,424,051
                                      =============         =============


(a)  The additions  charged to  accumulated  depreciation  on this schedule will differ from the depreciation and amortization on the Consolidated Statements of Cash Flows due to the amortization of loan costs and special tenant allowance.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NTS-PROPERTIES VI,
                                           A MARYLAND LIMITED PARTNERSHIP
                                   ---------------------------------------------
                                                   (Registrant)

                                        By:      NTS-Properties Associates VI,
                                                 General Partner
                                                 By:     NTS Capital Corporation
                                                         General Partner


                                        /s/   Gregory A. Wells
                                   ---------------------------------------------
                                        Gregory A. Wells
                                        Senior Vice President and
                                        Chief Financial Officer of
                                        NTS Capital Corporation

Date: April 2, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

          Signature                                   Title
          ---------                                   -----

/s/ J. D. Nichols
-----------------------------
J. D. Nichols                                 General Partner of NTS-Properties
                                              Associates VI and Chairman of the
                                              Board and Sole Director of NTS
                                              Capital Corporation.

/s/ Brian F. Lavin
-----------------------------
Brian F. Lavin                                President and Chief Operating
                                              Officer of NTS Capital Corporation

/s/ Gregory A. Wells
-----------------------------
Gregory A. Wells                              Senior Vice President and Chief
                                              Financial Officer of NTS Capital
                                              Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners. The Partnership will deliver to the limited partners an annual report containing the Partnership's consolidated financial statements and a message from the General Partner.