Form 10-Q
period 2001-03-31
NTS PROPERTIES VI/MD
filed 2001-05-15
CIK 765232

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                       0-14695
                       ---------------------------------------------------------

                NTS-PROPERTIES VI, A Maryland Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Maryland                                       61-1066060
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

    10172 Linn Station Road
      Louisville, Kentucky                                40223
---------------------------------           ------------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                          Pages
                                                                          -----

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and December 31, 2000    3

           Statement of Partners' Equity as of March 31, 2001           3

           Statements of Operations for the Three Months Ended
                    March 31, 2001 and 2000                             4

           Statements of Cash Flows for the Three Months Ended
                    March 31, 2001 and 2000                             5

           Notes to Financial Statements                                6-13

Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 14-19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk   20

                                     PART II
                                     -------

Item 1.    Legal Proceedings                                            21

Item 2.    Changes in Securities                                        21

Item 3.    Defaults Upon Senior Securities                              21

Item 4.    Submission of Matters to a Vote of Security Holders          21

Item 5.    Other Information                                            21

Item 6.    Exhibits and Reports on Form 8-K                             21

Signatures                                                              22

PART I.     FINANCIAL INFORMATION
            ---------------------
Item 1.     Financial Statements
            --------------------



                                                         NTS-PROPERTIES VI,
                                                         ------------------
                                                   A Maryland Limited Partnership
                                                   ------------------------------
                                                     CONSOLIDATED BALANCE SHEETS
                                                     ---------------------------


                                                                             As of                        As of
                                                                         March 31, 2001             December 31, 2000*
                                                                    ------------------------     ------------------------
                                                                          (UNAUDITED)
ASSETS
------
Cash and equivalents                                             $                   255,272  $                    47,683
Cash and equivalents - restricted                                                    273,703                      231,751
Accounts receivable                                                                   40,309                       67,539
Land, buildings and amenities, net                                                46,939,642                   47,498,726
Other assets                                                                       1,231,226                    1,231,836
                                                                    ------------------------     ------------------------

      TOTAL ASSETS                                               $                48,740,152  $                49,077,535
                                                                    ========================     ========================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                                      $                34,821,018  $                35,149,376
Accounts payable                                                                     592,292                      476,492
Security deposits                                                                    243,158                      260,683
Other liabilities                                                                    520,259                      279,595
                                                                    ------------------------     ------------------------

      TOTAL LIABILITIES                                                           36,176,727                   36,166,146

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                                  12,563,425                   12,911,389
                                                                    ------------------------     ------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                           $                48,740,152  $                49,077,535
                                                                    ========================     ========================




                                               STATEMENT OF PARTNERS' EQUITY / DEFICIT

                                               ---------------------------------------


                                                            Limited                 General
                                                           Partners                 Partner                   Total
                                                      -------------------     --------------------     -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs       $           40,518,631   $                  100  $           40,518,731
Net loss - prior years                                        (12,787,833)                 (80,780)            (12,868,613)
Net loss - current year                                          (344,483)                  (3,480)               (347,963)
Cash distributions declared to date                           (12,006,384)                (121,277)            (12,127,661)
Repurchase of limited partnership Units                        (2,611,069)                      --              (2,611,069)
                                                      -------------------     --------------------     -------------------

BALANCES AT MARCH 31, 2001                         $           12,768,862   $             (205,437) $           12,563,425
                                                      ===================     ====================     ===================



* Reference is made to the audited consolidated financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                         NTS PROPERTIES VI,
                                                         ------------------
                                                   A Maryland Limited Partnership
                                                   ------------------------------
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                -------------------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                   ------------------------------------------------
                                                                            2001                      2000
                                                                   ----------------------    ----------------------
REVENUES
--------
Rental income                                                     $             2,611,370   $             2,491,221
Interest and other income                                                           6,708                    12,517
Gain on sale of assets                                                                 --                     5,188
                                                                   ----------------------    ----------------------

     TOTAL REVENUES                                                             2,618,078                 2,508,926
                                                                   ----------------------    ----------------------

EXPENSES
--------
Operating expenses                                                                721,659                   600,618
Operating expenses - affiliated                                                   365,619                   346,946
Loss on disposal of assets                                                         56,042                        72
Interest expense                                                                  662,663                   643,043
Management fees                                                                   133,975                   128,808
Real estate taxes                                                                 242,394                   261,142
Professional and administrative expenses                                           41,392                    57,809
Professional and administrative expenses - affiliated                              79,545                    72,681
Depreciation and amortization                                                     650,070                   542,471
                                                                   ----------------------    ----------------------

     TOTAL EXPENSES                                                             2,953,359                 2,653,590
                                                                   ----------------------    ----------------------

Net loss before minority interest                                                (335,281)                 (144,664)
Minority interest                                                                  12,682                    14,404
                                                                   ----------------------    ----------------------

Net loss                                                          $              (347,963)  $              (159,068)
                                                                   ======================    ======================

Net loss allocated to the limited partners                        $              (344,483)  $              (157,477)
                                                                   ======================    ======================

Net loss per limited partnership Unit                             $                (8.84)   $                (4.03)
                                                                   ======================    ======================

Weighted average number of limited partnership Units                               38,989                    39,089
                                                                   ======================    ======================



The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                         NTS-PROPERTIES VI,
                                                         ------------------
                                                   A Maryland Limited Partnership
                                                   ------------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                        -------------------------------------------------
                                                                                 2001                       2000
                                                                        ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                              $               (347,963) $                (159,068)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                                          56,042                         72
    Gain on sale of assets                                                                  --                     (5,188)
    Depreciation and amortization                                                      668,356                    563,529
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                                (41,952)                   (80,912)
      Accounts receivable                                                               27,230                     46,443
      Other assets                                                                      (5,683)                   (79,346)
      Accounts payable                                                                 115,800                   (513,523)
      Security deposits                                                                (17,525)                     3,017
      Other liabilities                                                                240,664                    230,221
      Minority interest                                                                 12,682                     14,404
                                                                        ----------------------     ----------------------

     Net cash provided by operating activities                                         707,651                     19,649
                                                                        ----------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                            (146,670)                (1,302,133)
Proceeds from sale of assets                                                                 -                      8,736
Minority interest                                                                      (20,184)                    (8,419)
                                                                        ----------------------     ----------------------

     Net cash used in investing activities                                            (166,854)                (1,301,816)
                                                                        ----------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and notes payable                                     (429,851)                  (260,721)
Proceeds from notes payable                                                            101,493                  2,151,284
Additions to loan costs                                                                 (4,850)                   (18,431)
                                                                        ----------------------     ----------------------

     Net cash (used in) provided by financing activities                              (333,208)                 1,872,132
                                                                        ----------------------     ----------------------

     Net increase in cash and equivalents                                              207,589                    589,965

CASH AND EQUIVALENTS, beginning of period                                               47,683                        909
                                                                        ----------------------     ----------------------

CASH AND EQUIVALENTS, end of period                                   $                255,272  $                 590,874
                                                                        ======================     ======================

Interest paid on a cash basis                                         $                646,010  $                 638,408
                                                                        ======================     ======================



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

                               NTS-PROPERTIES VI,
                               ------------------
                         A Maryland Limited Partnership
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

The unaudited consolidated financial statements and schedules included herein should be read in conjunction with NTS-Properties VI's (the "Partnership"), 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000.

1.        Consolidation Policy and Joint Venture Accounting
          -------------------------------------------------

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

1.        Consolidation Policy and Joint Venture Accounting - Continued
          -------------------------------------------------------------

          The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has used the equity method to account for its joint venture investments for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

          Other assets includes minority interest in the Partnership's joint venture properties totaling approximately $660,000 and $652,000 as of March 31, 2001 and December 31, 2000, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

2.        Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

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

4.        Cash and Equivalents - Restricted
          ---------------------------------

          Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of limited partnership Units through tender offers (March 31, 2000 only).

5.        Basis of Property and Depreciation
          ----------------------------------

          Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

          Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended March 31, 2001 and the year ended December 31, 2000, did not result in any impairment loss.

6.        Mortgages and Notes Payable
          ---------------------------

          Mortgages and notes payable consist of the following:



                                                                March 31, 2001              December 31, 2000
                                                          --------------------------    --------------------------
          Mortgage payable with an insurance company,
          bearing interest at 7.74%, due October 15, 2012,
          secured by certain land, buildings and amenities.  $            11,931,459     $              12,009,852

          Mortgage payable with an insurance company,
          bearing interest at 7.57%, due May 15, 2009, secured
          by certain land, buildings and amenities.                        8,245,954                     8,426,706

          Mortgage payable with an insurance company,
          bearing interest at 7.32%, due October 15, 2012,
          secured by certain land, buildings and amenities.                7,287,833                     7,388,885

          Mortgage payable with an insurance company,
          bearing interest at 8.375%, due December 1, 2010,
          secured by certain land, buildings and amenities.                3,184,338                     3,200,000

          Mortgage payable with an insurance company,
          bearing interest at 7.38%, due December 5, 2012,
          secured by certain land, buildings and amenities.                2,441,965                     2,474,360

          Mortgage payable with an insurance company,
          bearing interest at 7.38%, due December 5, 2012,
          secured by certain land, buildings and amenities.                1,627,976                     1,649,573

          Note payable to a bank, bearing interest at the Prime
          Rate, due March 27, 2003.  At March 31, 2001, the
          interest rate was approximately 8.50%.                              52,020                            --



                            (Continued on next page)

6.        Mortgages and Notes Payable - Continued
          ---------------------------------------



                                                                March 31, 2001              December 31, 2000
                                                          --------------------------    --------------------------
          Note payable to a bank, bearing interest
          at the Prime Rate, due March 31, 2003. At
          March 31, 2001, the interest rate was
          approximately 8.50%.                                                49,473                            --
                                                          --------------------------    --------------------------

                                                         $                34,821,018   $                35,149,376
                                                          ==========================    ==========================



          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $35,928,000.

          On March 27, 2001, Park Place Apartments Phase I and Willow Lake Apartments, both obtained notes payable to a bank in the amount of $52,020 and $49,473, respectively. Both notes bear interest at the Prime Rate and are due on March 27, 2003. The notes were obtained to cover the costs of installing a water meter system at each of the apartments.

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

          The Partnership was charged the following amounts from NTS Development Company for the three months ended March 31, 2001 and 2000, respectively. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated, and items which have been capitalized as other assets or as land, buildings and amenities.



                                                                                    Three Months Ended
                                                                                        March 31,
                                                                        ------------------------------------------
                                                                               2001                    2000
                                                                        -------------------     ------------------
Property management fees                                              $             133,975  $             128,808
                                                                        -------------------     ------------------

Property management                                                                 253,884                221,520
Leasing                                                                              38,908                 44,670
Administrative - operating                                                           70,696                 77,582
Other                                                                                 2,131                  3,174
                                                                        -------------------     ------------------

     Total operating expenses - affiliated                                          365,619                346,946
                                                                        -------------------     ------------------

Professional and administrative expenses - affiliated                                79,545                 72,681
                                                                        -------------------     ------------------

Repairs and maintenance fee                                                          13,137                 14,380
Leasing commissions                                                                      --                  5,033
Construction management                                                               2,174                 22,660
                                                                        -------------------     ------------------

     Total related party transactions capitalized                                    15,311                 42,073
                                                                        -------------------     ------------------

Total related party transactions                                      $             594,450  $             590,508
                                                                        ===================     ==================


          --------------------------------------

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

          On July 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership filed a claim with its insurance company, and after meeting the $5,000 deductible, have collected $250,000 as of March 31, 2001. It is unknown at this time, if the costs of the repairs to the eight apartments will be completely covered by the insurance claim.

          The Partnership plans to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make all of the roof replacements. As of March 31, 2001, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be $920,000 ($20,000 per building). The Partnership anticipates that it will require at least 12 months to build adequate cash reserves to begin roof replacements.

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

          -----------------------------


                                                                    Three Months Ended March 31, 2001
                                                       ------------------------------------------------------------

                                                          Residential           Commercial             Total
                                                       ------------------   ------------------   ------------------
Rental income                                         $         2,376,003  $           235,367  $         2,611,370
Interest and other income                                           3,321                  862                4,183
                                                       ------------------   ------------------   ------------------

     Total net revenues                               $         2,379,324  $           236,229  $         2,615,553
                                                       ==================   ==================   ==================

Operating expenses and operating expenses -
    affiliated                                        $         1,000,512  $            86,766  $         1,087,278
Loss on disposal of assets                                         56,042                   --               56,042
Management fees                                                   119,425               14,550              133,975
Real estate taxes                                                 233,871                8,523              242,394
Interest expense                                                  207,241                   --              207,241
Depreciation and amortization                                     578,730               48,973              627,703
                                                       ------------------   ------------------   ------------------

     Total expenses                                   $         2,195,821  $           158,812  $         2,354,633
                                                       ==================   ==================   ==================

     Net income                                       $           183,503  $            77,417  $           260,920
                                                       ==================   ==================   ==================




                                                                    Three Months Ended March 31, 2000
                                                       ------------------------------------------------------------

                                                          Residential           Commercial             Total
                                                       ------------------   ------------------   ------------------
Rental income                                         $         2,294,706  $           196,515  $         2,491,221
Interest and other income                                          11,210                  725               11,935
Gain on sale of assets                                              5,188                   --                5,188
                                                       ------------------   ------------------   ------------------

     Total net revenues                               $         2,311,104  $           197,240  $         2,508,344
                                                       ==================   ==================   ==================

Operating expenses and operating expenses -
    affiliated                                        $           862,249  $            85,315  $           947,564
Loss on disposal of assets                                             72                   --                   72
Interest expense                                                  219,126                   --              219,126
Management fees                                                   116,744               12,064              128,808
Real estate taxes                                                 252,469                8,673              261,142
Depreciation and amortization                                     471,088               49,150              520,238
                                                       ------------------   ------------------   ------------------

     Total expenses                                   $         1,921,748  $           155,202  $         2,076,950
                                                       ==================   ==================   ==================

     Net income                                       $           389,356  $            42,038  $           431,394
                                                       ==================   ==================   ==================


          -----------------------------

          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2001 and 2000, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.



                                                                          Three Months Ended March 31,
                                                              -----------------------------------------------------
                                                                        2001                         2000
                                                              ------------------------     ------------------------
NET REVENUES
------------
Total revenues for reportable segments                      $                2,615,553   $                2,508,344
Other income for Partnership                                                     2,525                          582
                                                              ------------------------     ------------------------

     Total consolidated net revenues                        $                2,618,078   $                2,508,926
                                                              ========================     ========================

INTEREST EXPENSE
----------------
Interest expense for reportable segments                    $                  207,241   $                  219,126
Interest expense for Partnership                                               455,422                      423,917
                                                              ------------------------     ------------------------

     Total interest expense                                 $                  662,663   $                  643,043
                                                              ========================     ========================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable
  segments                                                  $                  627,703   $                  520,238
Depreciation and amortization for Partnership                                   22,367                       22,233
                                                              ------------------------     ------------------------

     Total depreciation and amortization                    $                  650,070   $                  542,471
                                                              ========================     ========================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments                    $                  260,920   $                  431,394
Less minority interest for Partnership                                          12,682                       14,404
Plus net loss for Partnership                                                 (596,201)                    (576,058)
                                                              ------------------------     ------------------------

     Total net loss                                         $                 (347,963)  $                 (159,068)
                                                              ========================     ========================


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties and joint ventures. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. The MD&A should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

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

Minority Interest
-----------------

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has used the equity method to account for its joint venture investments for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties and joint ventures as of March 31, were as follows:


                                                                               Three Months Ended March 31,
                                                                       ---------------------------------------------
                                                                             2001(1)                    2000
                                                                       -------------------       -------------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (2)                                                      96%                       99%
Park Place Apartments Phase I (2)                                              76%                       84%
Willow Lake Apartments                                                         94%                       87%
Park Place Apartments Phase III (3)                                            56%                       47%

Properties Owned in Joint Ventures with NTS-Properties IV
---------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

Golf Brook Apartments (96.03%) (2)                                             88%                       91%
Plainview Point III Office Center (95.04%)                                     98%                       87%



(1) Current occupancy levels are considered adequate to continue operation of all the underlying properties , without additional financing, except Park Place Apartments Phase III. Park Place Apartments Phase III is currently undergoing an effort to lease the recently completed apartments.
(2) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) On May 19, 2000, the last building at Park Place Apartments Phase III was certified for occupancy. As of March 31, 2001, there are 152 apartment units available for lease of which 85 are occupied. There were 138 apartment units certified for occupancy as of March 31, 2000 of which 26 were occupied.

---------------------------------

The average occupancy levels at the Partnership's properties and joint ventures during the three months ended March 31 were as follows:



                                                                               Three Months Ended March 31,
                                                                       ---------------------------------------------
                                                                              2001                      2000
                                                                       -------------------       -------------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (1)                                                      97%                       98%
Park Place Apartments Phase I (1)                                              74%                       87%
Willow Lake Apartments                                                         91%                       86%
Park Place Apartments Phase III (2)                                            53%                       N/A

Properties Owned in Joint Ventures with NTS-Properties IV
---------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

Golf Brook Apartments (96.03%)(1)                                              88%                       94%
Plainview Point III Office Center (95.04%)                                     98%                       87%



(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2) Average occupancy is not applicable for Park Place Apartments Phase III for the three months ended March 31, 2000, due to the fact that units were certified for occupancy at different times starting September 8, 1999 and ending May 19, 2000.

Rental and other income generated by the Partnership's properties and joint ventures for the three months ended March 31, 2001 and 2000 were as follows:



                                                                                Three Months Ended March 31,
                                                                         -------------------------------------------
                                                                                2001                    2000
                                                                         -------------------     -------------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                                   $            504,181    $            477,855
Park Place Apartments Phase I                                           $            347,735    $            447,739
Willow Lake Apartments                                                  $            585,857    $            562,921
Park Place Apartments Phase III                                         $            222,163    $             62,425

Properties Owned in Joint Ventures with NTS-Properties IV
---------------------------------------------------------
(Ownership % at March 31, 2001)
-------------------------------

Golf Brook Apartments (96.03%)                                          $            719,388    $            760,165
Plainview Point III Office Center (95.04%)                              $            236,229    $            197,240



The following is an analysis of material changes in results of operations for the periods ending March 31, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $120,000, or 5%, for the three months ended March 31, 2001, as compared to the same period in 2000. The increase in rental income was primarily a result of rental income collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation during the three months ended March 31, 2000) and increased average occupancy at Willow Lake Apartments and Plainview Point III Office Center. The increase is partially offset by decreased average occupancy at Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments.

---------------------------------

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages that are representative of the entire period's results.

Operating expenses increased approximately $121,000, or 20%, for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is primarily due to the following: 1) increased repairs and maintenance costs and utilities at Park Place Apartments Phase III due to the fact that not all of the units were turned over for occupancy at March 31, 2000, 2) increased legal and professional costs at Park Place Apartments Phase III due to costs incurred in relation to a lawsuit with Elder Construction (See Item 1 - Note 8 for further information regarding the lawsuit), 3) increased landscaping at Park Place Apartments Phase III and Park Place Apartments Phase I, 4) increased insurance premiums at Golf Brook Apartments and Sabal Park Apartments and increased insurance costs at Park Place Apartments Phase III (monthly insurance premiums for the period ended March 31, 2000 were capitalized as part of the construction project), 5)increased repairs and maintenance at Golf Brook Apartments, 6) increased administrative costs at Sabal Park Apartments and Willow Lake Apartments, 7) increased advertising at Park Place Apartments Phase I and Willow Lake Apartments and 8) increased utilities at Park Place Apartments Phase I. The increase is partially offset by 1) decreased exterior repairs at Park Place Apartments Phase I, 2) decreased landscaping at Willow Lake Apartments and 3) decreased cable expense at Willow Lake Apartments (starting in March 2001, residents are responsible for paying their own cable costs).

Operating expenses - affiliated increased approximately $19,000, or 5%, for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is mainly the result of 1) increased property manager salary at Willow Lake Apartments due to the position being vacant during the first quarter of 2000 and to a performance bonus paid in the first quarter of 2001 and 2) increased grounds maintenance salaries at Willow Lake Apartments due to the position being vacant in the first quarter of 2000. The increase is partially offset by decreased overhead costs allocated to Plainview Point III Office Center and Golf Brook Apartments.

The loss on disposal of assets for the three months ended March 31, 2001 can be attributed to Park Place Apartments Phase I and Willow Lake Apartments due to partial retirements made as a result of exterior repair projects.

Real estate taxes decreased approximately $19,000, or 7%, for the three months ended March 31, 2001, as compared to the same period in 2000. The decrease is due to 1) property taxes were over accrued at Park Place Apartments Phase I and Park Place Apartments Phase III at March 31, 2000 (due to the actual assessments being lower than what was estimated) and 2) decreased tax assessment and tax rate at Willow Lake Apartments.

Professional and administrative expenses decreased approximately $16,000, or 28%, for the three months ended March 31, 2001, as compared to the same period in 2000. The decrease is mainly the result of decreased external processing fees. The decrease is also a result of decreased employee recruiting and temporary services.

---------------------------------

Professional and administrative expenses - affiliated increased approximately $7,000, or 9%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of increased finance and accounting salary costs due to changes in staff. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation expense increased approximately $108,000, or 20%, for the three months ended March 31, 2001, as compared to the same period in 2000, primarily as a result of the following: 1) capitalization of Park Place Apartments Phase III's construction costs (approximately $11,240,000), and 2) building improvements, net of retirements, at Park Place Apartments Phase I. The increase is partially offset by a portion of the original land improvements, building improvements and amenities at the Partnership's underlying properties becoming fully depreciated.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $76,044,000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):



                                                                                  Three Months Ended March 31,
                                                                   -----------------------------------------------------------
                                                                              2001                            2000
                                                                   ---------------------------     ---------------------------
Operating activities                                            $                      707,651  $                       19,649
Investing activities                                                                  (166,854)                     (1,301,816)
Financing activities                                                                  (333,208)                      1,872,132
                                                                   ---------------------------     ---------------------------

     Net increase in cash and equivalents                       $                      207,589  $                      589,965
                                                                   ===========================     ===========================



Net cash provided by operating activities increased approximately $688,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase was driven primarily by decreased cash requirements necessary to satisfy accounts payable related to the completion of the construction of Park Place Apartments Phase III.

The decrease of approximately $1,135,000 in net cash used in investing activities during the three months ended March 31, 2001, as compared to the same period in 2000, was primarily due to decreased capital expenditures (construction of Park Place Apartments Phase III was completed in 2000).

The decrease of approximately $2,205,000 in net cash provided by financing activities, during the three months ended March 31, 2001, as compared to the same period in 2000, was primarily due to a decrease in proceeds from mortgage loans and an increase in principal payments made on mortgages and notes payable. The decrease is partially offset by a decrease in the repurchase of limited partnership Units.

-----------------------------------------------------------

On March 21, 2000, the Partnership notified its Limited Partners that it would be suspending distributions starting January 1, 2000. The suspension is necessary due to significant capital improvements essential to maintaining the buildings and facilities owned by the Partnership at Willow Lake Apartments, Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments. The Partnership's cash position is evaluated on an ongoing basis to determine when resumption of distributions is appropriate.

The demand on future liquidity is anticipated to increase as a result of the replacement of roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make all of the roof replacements. As of March 31, 2001, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing the remaining roofs is estimated to be $920,000 ($20,000 per building). The Partnership anticipates that it will require at least 12 months to build adequate cash reserves to begin roof replacements.

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases that expire during 2001 or obtain new tenants, are unknown.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Partnership's primary risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of two notes payable of $52,020 and $49,473, that bear interest at the Prime Rate. At March 31, 2001, a hypothetical 100 basis point increase in interest rates would result in approximately $1,000 additional annual interest expense on the variable rate notes. The same increase in interest rates would also result in an approximate $1,841,000 decrease in the fair value of debt held by the Partnership.

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

                  a)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NTS-PROPERTIES VI,
                                            A Maryland Limited Partnership
                                  ----------------------------------------------
                                                    (Registrant)

                                  By:      NTS-Properties Associates VI,
                                           General Partner
                                           By:     NTS Capital Corporation
                                                   General Partner



                                  /s/ Gregory A. Wells
                                  ----------------------------------------------
                                  Gregory A. Wells
                                  Senior Vice President and
                                  Chief Financial Officer of
                                  NTS Capital Corporation


Date: May 15, 2001