Form 10-Q
period 2001-06-30
NTS PROPERTIES VI/MD
filed 2001-08-10
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14695

NTS-PROPERTIES VI,
A Maryland Limited Partnership

Incorporated pursuant to the Laws of the State of Maryland

Internal Revenue Service - Employer Identification No. 61-1066060

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of June 30, 2001	3

	Statements of Operations for the Three Months and
	Six Months Ended June 30, 2001 and 2000	4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000	5

	Notes to Financial Statements	6-15

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART II

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED BALANCE SHEETS

                                                                 As of              As of
                                                               June 30,          December 31,
                                                                 2001               2000*
                                                           -----------------  ------------------
                                                              (UNAUDITED)
ASSETS
------
Cash and equivalents                                      $          339,359 $            47,683
Cash and equivalents - restricted                                    372,333             231,751
Accounts receivable                                                   46,914              67,539
Land, buildings and amenities, net                                46,158,735          47,498,726
Other assets                                                       1,181,259           1,231,836
                                                           -----------------  ------------------

      TOTAL ASSETS                                        $       48,098,600 $        49,077,535
                                                           =================  ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                               $       34,382,575 $        35,149,376
Accounts payable                                                     531,961             476,492
Security deposits                                                    251,608             260,683
Other liabilities                                                    685,303             279,595
                                                           -----------------  ------------------

      TOTAL LIABILITIES                                           35,851,447          36,166,146

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                  12,247,153          12,911,389
                                                           -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $       48,098,600 $        49,077,535
                                                           =================  ==================

STATEMENT OF PARTNERS’ EQUITY

                                                      Limited              General
                                                      Partners             Partner                Total
                                                 ------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $         40,518,631 $                100 $         40,518,731
Net loss - prior years                                  (12,787,833)             (80,780)         (12,868,613)
Net loss - current year                                    (657,593)              (6,642)            (664,235)
Cash distributions declared to date                     (12,006,384)            (121,277)         (12,127,661)
Repurchase of limited partnership Units                  (2,611,069)                  --           (2,611,069)
                                                 ------------------   ------------------    -----------------

BALANCES AT JUNE 30, 2001                      $         12,455,752             (208,599)          12,247,153
                                                 ==================   ==================    =================

* Reference is made to the audited consolidated financial statements in the Form 10-K as filed with the Securities and Exchange Commission on
April 2, 2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                             -----------------------------  -----------------------------
                                                  2001           2000           2001            2000
                                             --------------  -------------  -------------   -------------
REVENUES
--------
Rental income                               $     2,730,716 $    2,607,290 $    5,342,086  $    5,098,511
Interest and other income                            14,348         14,033         21,056          26,549
Gain on sale of assets                                   --             --             --           5,188
                                             --------------  -------------  -------------   -------------

     TOTAL REVENUES                               2,745,064      2,621,323      5,363,142       5,130,248
                                             --------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                  801,407        676,326      1,523,064       1,276,946
Operating expenses - affiliated                     397,828        336,518        763,447         683,464
Loss on disposal of assets                           12,324        140,827         68,366         140,899
Interest expense                                    671,990        681,996      1,334,653       1,325,039
Management fees                                     140,659        134,747        274,635         263,554
Real estate taxes                                   242,394        242,214        484,789         503,356
Professional and administrative expenses             46,821         55,038         88,213         112,846
Professional and administrative expenses -
  affiliated                                         86,235         81,411        165,780         154,092
Depreciation and amortization                       651,568        573,446      1,301,638       1,115,916
                                             --------------  -------------  -------------   -------------

     TOTAL EXPENSES                               3,051,226      2,922,523      6,004,585       5,576,112
                                             --------------  -------------  -------------   -------------

Net loss before minority interest                  (306,162)      (301,200)      (641,443)       (445,864)
Minority interest                                    10,110          8,365         22,792          22,769
                                             --------------  -------------  -------------   -------------

Net loss                                    $      (316,272)$     (309,565)$     (664,235) $     (468,633)
                                             ==============  =============  =============   =============

Net loss allocated to the limited partners  $      (313,109)$     (306,469)$     (657,593) $     (463,947)
                                             ==============  =============  =============   =============

Net loss per limited partnership Unit       $        (8.03) $       (7.84) $      (16.87)  $      (11.87)
                                             ==============  =============  =============   =============

Weighted average number of limited
  partnership Units                                  38,989         39,089         38,989          39,089
                                             ==============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                             ---------------------------------------
                                                                    2001                 2000
                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                   $           (664,235)$           (468,633)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                           68,366              140,899
    Gain on sale of assets                                                   --               (5,188)
    Depreciation and amortization                                     1,338,293            1,158,907
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                (140,582)            (137,150)
      Accounts receivable                                                20,625               73,065
      Other assets                                                       36,653              (24,933)
      Accounts payable                                                   55,469             (735,460)
      Security deposits                                                  (9,075)              12,857
      Other liabilities                                                 405,708              266,067
      Minority interest income                                           22,792               22,769
                                                             ------------------   ------------------

     Net cash provided by operating activities                        1,134,014              303,200
                                                             ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                              (29,297)          (2,059,606)
Proceeds from sale of assets                                                 --               10,236
Minority interest distributions                                         (41,390)             (19,631)
                                                             ------------------   ------------------

     Net cash used in investing activities                              (70,687)          (2,069,001)
                                                             ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and notes payable                      (868,294)            (632,410)
Proceeds from notes payable                                             101,493            2,853,283
Additions to loan costs                                                  (4,850)             (86,032)
                                                             ------------------   ------------------

     Net cash (used in) provided by financing activities               (771,651)           2,134,841
                                                             ------------------   ------------------

     Net increase in cash and equivalents                               291,676              369,040

CASH AND EQUIVALENTS, beginning of period                                47,683                  909
                                                             ------------------   ------------------

CASH AND EQUIVALENTS, end of period                        $            339,359 $            369,949
                                                             ==================   ==================

Interest paid on a cash basis                              $          1,325,654 $          1,287,964
                                                             ==================   ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A Maryland Limited Partnership
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and schedules included herein should be read in conjunction with NTS-Properties VI’s (the “Partnership”), 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and six months ended June 30, 2001 and 2000.

Note 1 - Consolidation Policy and Joint Venture Accounting

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership’s proportionate interest in the joint venture’s assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership’s own assets, liabilities, revenues, expenses and cash flows.

Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided a meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership’s operations.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has used the equity method to account for its joint venture investments for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Other assets includes minority interest in the Partnership’s joint venture properties totaling approximately $671,000 and $652,000 as of June 30, 2001 and December 31, 2000, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner’s historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Concentration of Credit Risk

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

The Partnership’s financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2001, the Partnership transferred substantially all of the available cash balances into the investment.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of limited partnership Units through tender offers.

Note 6 - Basis of Property and Depreciation

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

Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard by management during the period ended June 30, 2001 did not result in any impairment loss.

Note 7 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                          June 30,           December 31,
                                                            2001                 2000
                                                      -----------------    -----------------
Mortgage payable with an insurance company,
bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.  $         11,856,699 $         12,009,852

Mortgage payable with an insurance company,
bearing interest at  7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.             8,065,238            8,426,706

Mortgage payable with an insurance company,
bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.             7,187,898            7,388,885

Mortgage payable with an insurance company,
bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.             3,168,346            3,200,000

(Continued on next page)

                                                          June 30,           December 31,
                                                            2001                 2000
                                                      -----------------    -----------------

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.  $          2,408,967 $          2,474,360

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.             1,605,978            1,649,573

Note payable to a bank, bearing interest at the
Prime Rate, due March 27, 2003.  At June 30, 2001,
the interest rate was approximately 7.00%.                       45,853                    -

Note payable to a bank, bearing interest at the
Prime Rate, due March 31, 2003. At June 30, 2001,
the interest rate was approximately 7.00%.                       43,596                   --
                                                      -----------------    -----------------

                                                   $         34,382,575 $         35,149,376
                                                      =================    =================

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $35,454,000.

On March 27, 2001, Park Place Apartments Phase I and Willow Lake Apartments, both obtained notes payable to a bank in the amount of $52,020 and $49,473, respectively. Both notes bear interest at the Prime Rate and are due on March 27, 2003. The notes were obtained to cover the costs of installing a water meter system at each of the apartments.

Note 8 - Tender Offer

On June 25, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the “Offerors”) commenced a tender offer for up to 200 of the Partnership’s interests at a price of $380 per interest. Under the tender offer, the Partnership will purchase the first 100 interests tendered and will fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 100 interests are tendered, ORIG will purchase up to an additional 100 interests. If more than 200 interests are tendered, the Offerors may purchase all of the interests tendered, or may purchase interests on a pro rata basis. The total costs of the tender offer are expected to be $86,000, consisting of $76,000 to purchase 200 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs will be $43,000. Limited partnership interests acquired by the Partnership in the offer will be retired. Interests acquired by ORIG will be held by it. The tender offer will expire on September 25, 2001, unless extended. On July 30, 2001, the Partnership and ORIG sent an amended and restated offer to purchase to all limited partners.

Note 9 - Related Party Transactions

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

The Partnership was charged the following amounts from NTS Development Company for the six months ended June 30, 2001 and 2000, respectively. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated, and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                 Six Months Ended
                                                                     June 30,
                                                      --------------------------------------
                                                             2001                2000
                                                      ------------------  ------------------

Property management fees                             $           274,635 $           263,554
                                                      ------------------  ------------------

Property management                                              523,088             443,998
Leasing                                                           96,917              83,743
Administrative - operating                                       139,463             150,029
Other                                                              3,979               5,694
                                                      ------------------  ------------------

     Total operating expenses - affiliated                       763,447             683,464
                                                      ------------------  ------------------

Professional and administrative expenses - affiliated            165,780             154,092
                                                      ------------------  ------------------

Repairs and maintenance fee                                       18,285              29,640
Leasing commissions                                                   --               5,033
Construction management                                            2,174              68,914
                                                      ------------------  ------------------

     Total related party transactions  capitalized                20,459             103,587
                                                      ------------------  ------------------

Total related party transactions                     $         1,224,321 $         1,204,697
                                                      ==================  ==================

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership’s financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated financial statements of the Partnership except as discussed herein.

On July 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership filed a claim with its insurance company, and after meeting the $5,000 deductible, have collected approximately $530,000 as of June 30, 2001. It is unknown at this time, if the costs of the repairs to the eight apartments, which is estimated to be $563,000, will be completely covered by the insurance claim.

Note 10 - Commitments and Contingencies

The Partnership plans to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2001, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be $920,000 ($20,000 per building). The Partnership anticipates that it will require at least 12 months to build adequate cash reserves to continue the roof replacements.

The roof replacements discussed above will be made using funds from operations or additional borrowings secured by the Partnership’s properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

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

Note 11 - Segment Reporting

The Partnership’s reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership’s ownership and operating results relative to apartment communities known as Willow Lake, Park Place Phase I, Park Place Phase III, Sabal Park and Golf Brook. The commercial operations represent the Partnership’s ownership and operating results relative to suburban commercial office space known as Plainview Point III Office Center.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership’s management internally reports financial information for the purposes of assisting in making operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

                                                              Three Months Ended June, 2001
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        2,498,348 $           232,368 $         2,730,716
Interest and other income                                   9,865                 314              10,179
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        2,508,213 $           232,682 $         2,740,895
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        1,088,030 $           111,205 $         1,199,235
Loss on disposal of assets                                 12,324                  --              12,324
Management fees                                           126,273              14,386             140,659
Real estate taxes                                         233,871               8,523             242,394
Interest expense                                          209,043                  --             209,043
Depreciation and amortization                             580,228              48,973             629,201
                                                -----------------  ------------------  ------------------

     Total expenses                            $        2,249,769 $           183,087 $         2,432,856
                                                =================  ==================  ==================

     Net income                                $          258,444 $            49,595 $           308,039
                                                =================  ==================  ==================

                                                            Three Months Ended June 30, 2000
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        2,398,123 $           209,167 $         2,607,290
Interest and other income                                   6,637                 363               7,000
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        2,404,760 $           209,530 $         2,614,290
                                                =================  ==================  ==================

Operating expenses and operating expenses -
   affiliated                                  $          926,535 $            86,309 $         1,012,844
Loss on disposal of assets                                137,439               3,388             140,827
Interest expense                                          217,127                  --             217,127
Management fees                                           122,123              12,624             134,747
Real estate taxes                                         233,541               8,673             242,214
Depreciation and amortization                             499,973              51,118             551,091
                                                -----------------  ------------------  ------------------

     Total expenses                            $        2,136,738 $           162,112 $         2,298,850
                                                =================  ==================  ==================

     Net income                                $          268,022 $            47,418 $           315,440
                                                =================  ==================  ==================

                                                               Six Months Ended June, 2001
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        4,874,351 $           467,735 $         5,342,086
Interest and other income                                  13,186               1,176              14,362
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        4,887,537 $           468,911 $         5,356,448
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        2,088,540 $           197,971 $         2,286,511
Loss on disposal of assets                                 68,366                  --              68,366
Management fees                                           245,699              28,936             274,635
Real estate taxes                                         467,743              17,046             484,789
Interest expense                                          416,283                  --             416,283
Depreciation and amortization                           1,158,958              97,947           1,256,905
                                                -----------------  ------------------  ------------------

     Total expenses                            $        4,445,589 $           341,900 $         4,787,489
                                                =================  ==================  ==================

     Net income                                $          441,948 $           127,011 $           568,959
                                                =================  ==================  ==================

                                                             Six Months Ended June 30, 2000
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        4,692,830 $           405,681 $         5,098,511
Interest and other income                                  17,847               1,088              18,935
Gain on sale of assets                                      5,188                  --               5,188
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        4,715,865 $           406,769 $         5,122,634
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        1,788,784 $           171,626 $         1,960,410
Loss on disposal of assets                                137,511               3,388             140,899
Interest expense                                          436,253                  --             436,253
Management fees                                           238,867              24,687             263,554
Real estate taxes                                         486,010              17,346             503,356
Depreciation and amortization                             971,061             100,268           1,071,329
                                                -----------------  ------------------  ------------------

     Total expenses                            $        4,058,486 $           317,315 $         4,375,801
                                                =================  ==================  ==================

     Net income                                $          657,379 $            89,454 $           746,833
                                                =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2001 and 2000, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                         Three Months Ended June 30,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments           $          2,740,895 $          2,614,290
Other income for Partnership                                    4,169                7,033
                                                   ------------------    -----------------

     Total consolidated net revenues             $          2,745,064 $          2,621,323
                                                   ==================    =================

INTEREST EXPENSE
----------------

Interest expense for reportable segments         $            209,043 $            217,127
Interest expense for Partnership                              462,947              464,869
                                                   ------------------    -----------------

     Total interest expense                      $            671,990 $            681,996
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                            $            629,201 $            551,091
Depreciation and amortization for Partnership                  22,367               22,355
                                                   ------------------    -----------------

     Total depreciation and amortization         $            651,568 $            573,446
                                                   ==================    =================

(Continued on next page)

                                                         Three Months Ended June 30,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------    -----------------
NET INCOME (LOSS)
-----------------
Total net income for reportable segments         $            308,039 $            315,440
Less minority interest for Partnership                         10,110                8,365
Plus net loss for Partnership                                (614,201)            (616,640)
                                                   ------------------    -----------------

     Total net loss                              $           (316,272)$           (309,565)
                                                   ==================    =================

                                                          Six Months Ended June 30,
                                                   ---------------------------------------
                                                          2001                 2000
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments           $          5,356,448 $          5,122,634
Other income for Partnership                                    6,694                7,614
                                                   ------------------    -----------------

     Total consolidated net revenues             $          5,363,142 $          5,130,248
                                                   ==================    =================

INTEREST EXPENSE
----------------
Interest expense for reportable segments         $            416,283 $            436,253
Interest expense for Partnership                              918,370              888,786
                                                   ------------------    -----------------

     Total interest expense                      $          1,334,653 $          1,325,039
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                            $          1,256,905 $          1,071,329
Depreciation and amortization for Partnership                  44,733               44,587
                                                   ------------------    -----------------

     Total depreciation and amortization         $          1,301,638 $          1,115,916
                                                   ==================    =================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments         $            568,959 $            746,833
Less minority interest for Partnership                         22,792               22,769
Plus net loss for Partnership                              (1,210,402)          (1,192,697)
                                                   ------------------    -----------------

     Total net loss                              $           (664,235)$           (468,633)
                                                   ==================    =================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership’s properties and joint ventures. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. The MD&A should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

Cautionary Statements

Some of the statements included in this Item 2 may be considered to be “forward-looking statements” since such statements relate to matters which have not yet occurred. For example, phrases such as “the Partnership anticipates,” “believes” or “expects,” indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management’s best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership’s liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from the other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership’s business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Minority Interest

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has used the equity method to account for its joint venture investments for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Results of Operations

The occupancy levels at the Partnership's properties and joint ventures as of June 30, were as follows:
                                                           Six Months Ended June 30,
                                                      ------------------------------------
                                                          2001(1)               2000
                                                      ---------------     ----------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (2)                                   93%                 98%
Park Place Apartments Phase I                               85%                 83%
Willow Lake Apartments (2)                                  96%                 97%
Park Place Apartments Phase III (3)                         74%                 27%

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at June 30, 2001)
--------------------------------------------

Golf Brook Apartments (96.03%) (2)                          88%                 94%
Plainview Point III Office Center (95.04%)                  98%                 91%
(1)	Current occupancy levels are considered adequate to continue operation of all the underlying properties , without additional financing, except Park Place Apartments Phase III. Park Place Apartments Phase III is currently undergoing an effort to lease the recently completed apartments.

(2)	In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3)	On May 19, 2000, the last building at Park Place Apartments Phase III was certified for occupancy.

The average occupancy levels at the Partnership’s properties and joint ventures during the three months and six months ended June 30 were as follows:

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                     ---------------------------     ---------------------------
                                                        2001            2000            2001            2000
                                                     -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (1)                                94%             96%             96%             97%
Park Place Apartments Phase I (1)                        80%             86%             77%             86%
Willow Lake Apartments                                   97%             93%             94%             90%
Park Place Apartments Phase III (2)                      66%             N/A             60%             N/A

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at June 30, 2001)
------------- ------------------------------

Golf Brook Apartments (96.03%)(1)                        87%             91%             88%             92%
Plainview Point III Office Center (95.04%)               98%             90%             98%             88%
(1)	In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2)	Average occupancy is not applicable for Park Place Apartments Phase III for the three months and six months ended June 30, 2000, due to the fact that units were certified for occupancy at different times starting September 8, 1999 and ending May 19, 2000.

Rental and other income generated by the Partnership’s properties and joint ventures for the three months and six months ended June 30, 2001 and 2000 were as follows:

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                  ------------------------  ------------------------
                                                     2001         2000         2001         2000
                                                  -----------  -----------  -----------  -----------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                            $    482,234 $    494,950 $    986,415 $    972,805
Park Place Apartments Phase I                    $    380,743 $    462,383 $    728,478 $    910,122
Willow Lake Apartments                           $    663,202 $    602,011 $  1,249,060 $  1,164,932
Park Place Apartments Phase III                  $    277,756 $    111,404 $    499,919 $    173,829

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at June 30, 2001)
--------------------------------------------

Golf Brook Apartments (96.03%)                   $    704,277 $    734,012 $  1,423,665 $  1,494,177
Plainview Point III Office Center (95.04%)       $    232,682 $    209,530 $    468,911 $    406,769

The following is an analysis of material changes in results of operations for the periods ending June 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $123,000, or 5%, and $244,000, or 5%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase in rental income was primarily a result of rental income collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation until June 2000) and increased average occupancy at Plainview Point III Office Center and Willow Lake Apartments. The increase is partially offset by decreased average occupancy at Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages that are representative of the entire period’s results.

Operating expenses increased approximately $125,000 or 19% and $246,000 or 19% for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase is primarily due to the following: 1) increased repairs and maintenance costs and utility costs at Park Place Apartments Phase III due to the fact that all of the apartment units were not turned over for occupancy until May 19, 2000, 2) increased legal and professional costs at Park Place Apartments Phase III due to costs incurred in relation to a lawsuit with Elder Construction (See Item 1 – Note 10 for further information regarding the lawsuit), 3) increased parking lot repairs at Park Place Apartments Phase I, Park Place Apartments Phase III and Willow Lake Apartments, 4) increased repairs and maintenance costs at Sabal Park Apartments, Golf Brook Apartments and Plainview Point III Office Center, 5) increased landscaping costs at Willow Lake Apartments and Sabal Park Apartments and 6) increased insurance expense at all of the Partnership’s underlying properties. The increase is partially offset by 1) decreased cable expense at Willow Lake Apartments (starting in March 2001, residents were responsible for paying their own cable), 2) decreased repairs and maintenance costs at Park Place Apartments Phase I and Willow Lake Apartments and 3) decreased advertising costs at Park Place Apartments Phase III and Golf Brook Apartments.

Operating expenses – affiliated increased approximately $61,000, or 18%, and $80,000, or 12%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase is mainly the result of: 1) increased property manager salary at Willow Lake Apartments due to the position being vacant during the first quarter of 2000 and to a performance bonus paid in the first quarter of 2001, 2) increased grounds maintenance salaries at Willow Lake Apartments due to the position being vacant in the first quarter of 2000, 3) increased property manager salaries at Park Place Apartments Phase I and III (due to change in staff) and Sabal Park Apartments (due to annual salary increase) and 4) increased overhead costs at Plainview Point III Office Center. The increase is partially offset by decreased administrative costs allocated to Golf Brook Apartments and Sabal Park Apartments.

The loss on disposal of assets for the three months and six months ended June 30, 2001 can be attributed to Park Place Apartments Phase I and Willow Lake Apartments due to partial retirements made as a result of exterior repair projects.

The loss on disposal of assets for the three months and six months ended June 30, 2000 can be attributed to Golf Brook Apartments and Sabal Park Apartments due to partial retirements made as a result of renovating the clubhouses at both properties.

Professional and administrative expenses decreased approximately $8,000, or 15%, and $25,000, or 22%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease is mainly the result of decreased external processing fees.

Professional and administrative expenses - affiliated increased approximately $5,000, or 6%, and $12,000, or 8%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, primarily as a result of increased finance salary costs due to changes in staff and allocations of costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation expense increased approximately $78,000, or 14%, and $186,000, or 17%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, primarily as a result of the following: 1) capitalization of Park Place Apartments Phase III’s construction costs (approximately $11,240,000), and 2) building improvements, net of retirements, at Park Place Apartments Phase I. The increase is partially offset by a portion of the original land improvements, building improvements and amenities at the Partnership’s underlying properties becoming fully depreciated.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership’s properties for federal tax purposes is approximately $76,044,000.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):
                                                    Six Months Ended June 30,
                                             ---------------------------------------
                                                   2001                  2000
                                             -----------------    ------------------
Operating activities                      $          1,134,014  $            303,200
Investing activities                                   (70,687)           (2,069,001)
Financing activities                                  (771,651)            2,134,841
                                             -----------------    ------------------

     Net increase in cash and equivalents $            291,676  $            369,040
                                             =================    ==================

Net cash provided by operating activities increased approximately $831,000 for the six months ended June 30, 2001, as compared to the same period in 2000. The increase was driven primarily by decreased cash requirements necessary to satisfy accounts payable related to the completion of the construction of Park Place Apartments Phase III.

The decrease of approximately $1,998,000 in net cash used in investing activities during the six months ended June 30, 2001, as compared to the same period in 2000, was primarily due to decreased capital expenditures (construction of Park Place Apartments Phase III was completed in 2000).

The decrease of approximately $2,906,000 in net cash provided by financing activities, during the six months ended June 30, 2001, as compared to the same period in 2000, was primarily due to a decrease in proceeds from mortgage loans and an increase in principal payments made on mortgages and notes payable. The decrease is partially offset by a decrease in loan fees.

On March 21, 2000, the Partnership notified its Limited Partners that it would be suspending distributions starting January 1, 2000. The suspension is necessary due to significant capital improvements essential to maintaining the buildings and facilities owned by the Partnership at Willow Lake Apartments, Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments. The Partnership’s cash position is evaluated on an ongoing basis to determine when resumption of distributions is appropriate.

The demand on future liquidity is anticipated to increase as a result of the replacement of roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (24 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2001, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing the remaining roofs is estimated to be $920,000 ($20,000 per building). The Partnership anticipates that it will require at least 12 months to build adequate cash reserves to continue the roof replacements.

In the next 12 months, the demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases that expire during 2001 or obtain new tenants, are unknown.

In an effort to continue to improve occupancy at the Partnership’s residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished apartments, and negotiates lease renewals with current residents.

The leasing and renewal negotiations for the Partnership’s commercial property are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial property. All advertising for the commercial property is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky.

Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect the Partnership’s operations from the impact of inflation and changing prices.

On June 25, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the “Offerors”) commenced a tender offer for up to 200 of the Partnership’s interests at a price of $380 per interest. Under the tender offer, the Partnership will purchase the first 100 interests tendered and will fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 100 interests are tendered, ORIG will purchase up to an additional 100 interests. If more than 200 interests are tendered, the Offerors may purchase all of the interests tendered, or may purchase interests on a pro rata basis. The total costs of the tender offer are expected to be $86,000, consisting of $76,000 to purchase 200 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs will be $43,000. Limited partnership interests acquired by the Partnership in the offer will be retired. Interests acquired by ORIG will be held by it. The tender offer will expire on September 25, 2001, unless extended. On July 30, 2001, the Partnership and ORIG sent an amended and restated offer to purchase to all limited partners.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership’s assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership’s assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, after the conclusion of the tender offer, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

Item 3 -Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s primary risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership’s debt bears interest at a fixed rate with the exception of two notes payable of $45,853 and $43,596, that bear interest at the Prime Rate. At June 30, 2001, a hypothetical 100 basis point increase in interest rates would result in approximately $900 additional annual interest expense on the variable rate notes. The same increase in interest rates would also result in an approximate $1,788,000 decrease in the fair value of debt held by the Partnership.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
None.

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

Date: August 10, 2001