Form 10-Q
period 2001-09-30
NTS PROPERTIES VI/MD
filed 2001-11-09
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14695

NTS-PROPERTIES VI,
A Maryland Limited Partneship

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of September 30, 2001	3

	Consolidated Statements of Operations for the Three Months and
	Nine Months Ended September 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6-16

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

PART II

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED BALANCE SHEETS

                                                                 As of              As of
                                                             September 30,       December 31,
                                                                 2001               2000*
                                                           -----------------  ------------------
                                                              (UNAUDITED)
ASSETS
------
Cash and equivalents                                      $          354,549 $            47,683
Cash and equivalents - restricted                                    428,187             231,751
Accounts receivable, net of allowance for doubtful
  accounts of $4,317 at September 30, 2001 and $0 at
  December 31, 2000                                                   53,187              67,539
Land, buildings and amenities, net                                45,675,009          47,498,726
Other assets                                                       1,157,979           1,231,836
                                                           -----------------  ------------------

      TOTAL ASSETS                                        $       47,668,911 $        49,077,535
                                                           =================  ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                               $       33,935,567 $        35,149,376
Accounts payable                                                     618,168             476,492
Security deposits                                                    239,233             260,683
Other liabilities                                                    904,664             279,595
                                                           -----------------  ------------------

      TOTAL LIABILITIES                                           35,697,632          36,166,146

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                  11,971,279          12,911,389
                                                           -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $       47,668,911 $        49,077,535
                                                           =================  ==================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                      Limited              General
                                                      Partners             Partner                Total
                                                 ------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $         40,518,631 $                100 $         40,518,731
Net loss - prior years                                  (12,787,833)             (80,780)         (12,868,613)
Net loss - current year                                    (930,708)              (9,401)            (940,109)
Cash distributions declared to date                     (12,006,384)            (121,277)         (12,127,661)
Repurchase of limited partnership Units                  (2,611,069)                  --           (2,611,069)
                                                 ------------------   ------------------    -----------------

BALANCES AT SEPTEMBER 30, 2001                 $         12,182,637 $           (211,358)$         11,971,279
                                                 ==================   ==================    =================

*        Reference is made to the audited consolidated financial statements in the Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                             -----------------------------  -----------------------------
                                                  2001           2000           2001            2000
                                             --------------  -------------  -------------   -------------
REVENUES
--------
Rental income                               $     2,893,886 $    2,670,278 $    8,235,972  $    7,768,789
Interest and other income                             5,232        271,578         26,287         298,127
Gain on sale of assets                                   --             --             --           5,188
                                             --------------  -------------  -------------   -------------

     TOTAL REVENUES                               2,899,118      2,941,856      8,262,259       8,072,104
                                             --------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                  808,427        867,491      2,331,489       2,144,436
Operating expenses - affiliated                     421,267        357,988      1,184,714       1,041,452
Loss on disposal of assets                           17,845         60,381         86,211         201,281
Interest expense                                    664,451        693,276      1,999,104       2,018,315
Management fees                                     148,398        152,519        423,034         416,074
Real estate taxes                                   261,470        227,899        746,259         731,254
Professional and administrative expenses             34,539         36,435        122,752         149,280
Professional and administrative expenses -
  affiliated                                        105,940         77,810        271,720         231,902
Depreciation and amortization                       702,441        645,643      2,004,079       1,761,560
                                             --------------  -------------  -------------   -------------

     TOTAL EXPENSES                               3,164,778      3,119,442      9,169,362       8,695,554
                                             --------------  -------------  -------------   -------------

Loss before minority interest                      (265,660)      (177,586)      (907,103)       (623,450)
Minority interest                                    10,214         18,334         33,006          41,103
                                             --------------  -------------  -------------   -------------

Net loss                                    $      (275,874)$     (195,920)$     (940,109) $     (664,553)
                                             ==============  =============  =============   =============

Net loss allocated to the limited partners  $      (273,115)$     (193,961)$     (930,708) $     (657,907)
                                             ==============  =============  =============   =============

Net loss per limited partnership Unit       $        (7.00) $       (4.97) $      (23.87)  $      (16.84)
                                             ==============  =============  =============   =============

Weighted average number of limited
  partnership Units                                  38,989         39,044         38,989          39,074
                                             ==============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                             ---------------------------------------
                                                                    2001                 2000
                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                   $           (940,109)$           (664,553)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                       5,153                   --
    Write-off of uncollectible accounts receivable                         (836)                  --
    Loss on disposal of assets                                           86,211              201,281
    Gain on sale of assets                                                   --               (5,188)
    Depreciation and amortization                                     2,057,838            1,827,189
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                (196,436)            (146,877)
      Accounts receivable                                                10,035              119,198
      Other assets                                                       50,839             (144,847)
      Accounts payable                                                  141,676             (404,258)
      Security deposits                                                 (21,450)              11,732
      Other liabilities                                                 625,069              498,449
      Minority interest income                                           33,006               41,103
                                                             ------------------   ------------------

     Net cash provided by operating activities                        1,850,996            1,333,229
                                                             ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                             (265,500)          (2,306,734)
Proceeds from sale of assets                                                 --               10,236
Minority interest distributions                                         (59,971)             (47,083)
                                                             ------------------   ------------------

     Net cash used in investing activities                             (325,471)          (2,343,581)
                                                             ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and notes payable                    (1,315,302)          (1,040,267)
Proceeds from notes payable                                             101,493            2,853,283
Additions to loan costs                                                  (4,850)            (156,549)
Repurchase of limited partnership Units                                      --              (38,000)
                                                             ------------------   ------------------

     Net cash (used in) provided by financing activities             (1,218,659)           1,618,467
                                                             ------------------   ------------------

     Net increase in cash and equivalents                               306,866              608,115

CASH AND EQUIVALENTS, beginning of period                                47,683                  909
                                                             ------------------   ------------------

CASH AND EQUIVALENTS, end of period                        $            354,549 $            609,024
                                                             ==================   ==================

Interest paid on a cash basis                              $          1,982,547 $          1,979,913
                                                             ==================   ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A Maryland Limited Partnership
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and schedules included herein should be read in conjunction with NTS-Properties VI's (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and nine months ended September 30, 2001 and 2000.

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Other assets includes minority interest in the Partnership's joint venture properties totaling approximately $679,000 and $652,000 as of September 30, 2001 and December 31, 2000, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

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

Note 3 - Concentration of Credit Risk

The Partnership owns and operates, either wholly or through a joint venture, residential rental properties, all of which are apartment communities, in Lexington, Kentucky, Indianapolis, Indiana and Orlando, Florida. The Partnership also owns and operates, through a joint venture, a commercial rental property in Louisville, Kentucky. Substantially all of the tenants are local businesses or are businesses which have operations in the Louisville area.

The Partnership's financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of September 30, 2001, approximately $208,000 was transferred into the investment.

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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2001 did not result in any impairment loss.

Note 7 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                        September 30,        December 31,
                                                            2001                 2000
                                                      -----------------    -----------------
Mortgage payable with an insurance company,
bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.  $         11,780,450 $         12,009,852

Mortgage payable with an insurance company,
bearing interest at  7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.             7,881,028            8,426,706

Mortgage payable with an insurance company,
bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.             7,086,091            7,388,885

Mortgage payable with an insurance company,
bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.             3,152,017            3,200,000

                                             (Continued on next page)

                                                        September 30,        December 31,
                                                            2001                 2000
                                                      -----------------    -----------------

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.  $          2,375,357 $          2,474,360

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.             1,583,571            1,649,573

Note payable to a bank, bearing interest at the
Prime Rate, due March 27, 2003. At September 30,
2001, the interest rate was  6.00%.                              39,499                   --

Note payable to a bank, bearing interest at the
Prime Rate, due March 31, 2003. At September 30,
2001, the interest rate was  6.00%.                              37,554                   --
                                                      -----------------    -----------------

                                                   $         33,935,567 $         35,149,376
                                                      =================    =================

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $34,972,000.

On March 27, 2001, Park Place Apartments Phase I and Willow Lake Apartments, both obtained notes payable with a bank in the amount of $52,020 and $49,473, respectively. Both notes bear interest at the Prime Rate and are due on March 27, 2003. The notes were obtained to cover the costs of installing a water sub-metering system at each of the apartment complexes.

Note 8 - Tender Offer

On June 25, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors") commenced a tender offer for up to 200 of the Partnership's interests at a price of $380 per interest. Under the terms of the tender offer, the Partnership was to purchase the first 100 interests tendered and fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 100 interests were tendered ORIG was to purchase up to an additional 100 interests, and if more than 200 interests were tendered the Offerors had the option of purchasing all of the interests tendered, or purchasing interests on a pro rata basis. The total costs of the tender offer were expected to be $86,000, consisting of $76,000 to purchase 200 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs would be $43,000. The tender offer was originally scheduled to expire on September 25, 2001. On July 30, 2001, the Partnership and ORIG sent an amended and restated offer to purchase to all limited partners. On September 21, 2001, the tender offer was amended to extend the expiration date from September 25, 2001 to October 31, 2001. The amendment also increased the number of interests the Offerors were willing to purchase from 200 to 3,000. The total costs of the tender offer, as amended, were expected to increase to $1,150,000, consisting of $1,140,000 to purchase 3,000 interests and $10,000 for expenses. The Partnership expected to pay $38,000 to purchase interests and $333 for its proportionate share of expenses, and to fund these payments with its cash reserves. Limited partnership interests acquired by the Partnership in the offer will be retired. Interests acquired by ORIG will be held by it. See Note 12 - Subsequent Events for information regarding the completion of the tender offer.

Note 9 - Related Party Transactions

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues of the Partnership's residential properties and 6% of the gross revenues of the commercial property. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                               Nine Months Ended
                                                                 September 30,
                                                      ------------------------------------
                                                            2001                2000
                                                      -----------------   ----------------

Property management fees                             $          423,034  $         416,074
                                                      -----------------   ----------------

Property management                                             790,814            670,470
Leasing                                                         143,941            133,051
Administrative - operating                                      212,940            229,926
Other                                                            37,019              8,005
                                                      -----------------   ----------------

     Total operating expenses - affiliated                    1,184,714          1,041,452
                                                      -----------------   ----------------

Professional and administrative expenses - affiliated           271,720            231,902
                                                      -----------------   ----------------

Repairs and maintenance fee                                      30,729             35,204
Leasing commissions                                                  --              5,033
Construction management                                           2,174             97,574
                                                      -----------------   ----------------

     Total related party transactions  capitalized               32,903            137,811
                                                      -----------------   ----------------

Total related party transactions                     $        1,912,371  $       1,827,239
                                                      =================   ================

Note 10 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material affect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated financial statements of the Partnership except as discussed herein.

On July 19, 2000, there was a fire at Golf Brook Apartments. Eight apartment units sustained fire and/or smoke damage. The Partnership filed a claim with its insurance company, and after meeting the $5,000 deductible, has collected approximately $530,000 as of September 30, 2001. The total costs of the repairs were approximately $571,000 of which approximately $41,000 were not covered by the insurance claim.

The Partnership plans to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management reassessed the useful lives of the roof assets and adjusted them accordingly. The adjustment resulted in a $49,000 increase in depreciation expense for the three months ended September 30, 2001. The Partnership does not have sufficient working capital to make all of the roof replacements at one time. As of September 30, 2001, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be $900,000 ($20,000 per building). The Partnership anticipates that it will require at least 12 months to build adequate cash reserves to continue the roof replacements.

One tenant at Plainview Point III Office Center occupies 16,895 square feet, or 27%, of the building. This tenant will be vacating its space at the end of its lease term, which is November 30, 2001. This will leave Plainview Point III Office Center with occupancy of only 54%. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $334,000, will likely be needed for leasing expenses, especially those needed to refinish space for new tenants.

The roof replacements and the future leasing expenses discussed above will be made using funds from operations or additional borrowings secured by the Partnership's properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to the best interest of the Partnership.

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

Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. After being removed from the job for its failure to provide its services in a professional, diligent and workmanlike manner, a complaint was filed on behalf of Elder Construction in November 1999, alleging, inter alia, breach of contract. The complaint requested judgment against the defendants in the amount of $233,122 plus interest and other relief against the defendants.

The Partnership and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach of contract. Discovery is nearing completion. The case has been set for trial in June 2002. The principals of the NTS defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the defendants of counterclaims against Elder Construction. The Partnership believes that the resolution of these legal proceedings will not have a material effect on its consolidated financial statements.

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

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

                                                          Three Months Ended September 30, 2001
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        2,675,368 $           218,518 $         2,893,886
Interest and other income                                   2,511                 660               3,171
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        2,677,879 $           219,178 $         2,897,057
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        1,127,151 $           102,543 $         1,229,694
Loss on disposal of assets                                 17,845                  --              17,845
Interest expense                                          207,295                  --             207,295
Management fees                                           134,930              13,468             148,398
Real estate taxes                                         252,947               8,523             261,470
Depreciation and amortization                             631,520              48,554             680,074
                                                -----------------  ------------------  ------------------

     Total expenses                            $        2,371,688 $           173,088 $         2,544,776
                                                =================  ==================  ==================

     Net income                                $          306,191 $            46,090 $           352,281
                                                =================  ==================  ==================

                                                          Three Months Ended September 30, 2000
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        2,456,767 $           213,511 $         2,670,278
Interest and other income                                 265,847                 462             266,309
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        2,722,614 $           213,973 $         2,936,587
                                                =================  ==================  ==================

Operating expenses and operating expenses -
   affiliated                                  $        1,126,504 $            98,975 $         1,225,479
Loss on disposal of assets                                 60,381                  --              60,381
Interest expense                                          217,541                  --             217,541
Management fees                                           139,517              13,002             152,519
Real estate taxes                                         219,226               8,673             227,899
Depreciation and amortization                             571,310              51,967             623,277
                                                -----------------  ------------------  ------------------

     Total expenses                            $        2,334,479 $           172,617 $         2,507,096
                                                =================  ==================  ==================

     Net income                                $          388,135 $            41,356 $           429,491
                                                =================  ==================  ==================

                                                          Nine Months Ended September 30, 2001
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        7,549,718 $           686,254 $         8,235,972
Interest and other income                                  15,698               1,836              17,534
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        7,565,416 $           688,090 $         8,253,506
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        3,215,690 $           300,513 $         3,516,203
Loss on disposal of assets                                 86,211                  --              86,211
Interest expense                                          623,579                  --             623,579
Management fees                                           380,630              42,404             423,034
Real estate taxes                                         720,690              25,569             746,259
Depreciation and amortization                           1,790,479             146,501           1,936,980
                                                -----------------  ------------------  ------------------

     Total expenses                            $        6,817,279 $           514,987 $         7,332,266
                                                =================  ==================  ==================

     Net income                                $          748,137 $           173,103 $           921,240
                                                =================  ==================  ==================

                                                          Nine Months Ended September 30, 2000
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        7,149,597 $           619,192 $         7,768,789
Interest and other income                                 283,694               1,549             285,243
Gain on sale of assets                                      5,188                  --               5,188
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        7,438,479 $           620,741 $         8,059,220
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        2,915,286 $           270,602 $         3,185,888
Loss on disposal of assets                                197,893               3,388             201,281
Interest expense                                          653,793                  --             653,793
Management fees                                           378,385              37,689             416,074
Real estate taxes                                         705,235              26,019             731,254
Depreciation and amortization                           1,542,372             152,234           1,694,606
                                                -----------------  ------------------  ------------------

     Total expenses                            $        6,392,964 $           489,932 $         6,882,896
                                                =================  ==================  ==================

     Net income                                $        1,045,515 $           130,809 $         1,176,324
                                                =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2001 and 2000 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                          Three Months Ended
                                                                            September 30,
                                                                  ----------------------------------
                                                                       2001               2000
                                                                  ---------------    ---------------
NET REVENUES
------------
Total revenues for reportable segments                         $        2,897,057 $        2,936,587
Other income for Partnership                                                2,061              5,269
                                                                  ---------------    ---------------

     Total consolidated net revenues                           $        2,899,118 $        2,941,856
                                                                  ===============    ===============

INTEREST EXPENSE
----------------
Interest expense for reportable segments                       $          207,295 $          217,541
Interest expense for Partnership                                          457,156            475,735
                                                                  ---------------    ---------------

     Total interest expense                                    $          664,451 $          693,276
                                                                  ===============    ===============

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments    $          680,074 $          623,277
Depreciation and amortization for Partnership                              22,367             22,366
                                                                  ---------------    ---------------

     Total depreciation and amortization                       $          702,441 $          645,643
                                                                  ===============    ===============

NET INCOME (LOSS)
-----------------
Total net income for reportable segments                       $          352,281 $          429,491
Less minority interest for Partnership                                     10,214             18,334
Plus net loss for Partnership                                            (617,941)          (607,077)
                                                                  ---------------    ---------------

     Total net loss                                            $         (275,874)$         (195,920)
                                                                  ===============    ===============

                                                                          Nine Months Ended
                                                                            September 30,
                                                                  ----------------------------------
                                                                       2001               2000
                                                                  ---------------    ---------------
NET REVENUES
------------
Total revenues for reportable segments                         $        8,253,506 $        8,059,220
Other income for Partnership                                                8,753             12,884
                                                                  ---------------    ---------------

     Total consolidated net revenues                           $        8,262,259 $        8,072,104
                                                                  ===============    ===============

INTEREST EXPENSE
----------------
Interest expense for reportable segments                       $          623,579 $          653,793
Interest expense for Partnership                                        1,375,525          1,364,522
                                                                  ---------------    ---------------

     Total interest expense                                    $        1,999,104 $        2,018,315
                                                                  ===============    ===============

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments    $        1,936,980 $        1,694,606
Depreciation and amortization for Partnership                              67,099             66,954
                                                                  ---------------    ---------------

     Total depreciation and amortization                       $        2,004,079 $        1,761,560
                                                                  ===============    ===============

NET INCOME (LOSS)
-----------------
Total net income for reportable segments                       $          921,240 $        1,176,324
Less minority interest for Partnership                                     33,006             41,103
Plus net loss for Partnership                                          (1,828,343)        (1,799,774)
                                                                  ---------------    ---------------

     Total net loss                                            $         (940,109)$         (664,553)
                                                                  ===============    ===============

Note 12 - Subsequent Events

On October 16, 2001, the Partnership and ORIG, LLC filed an amendment to its outstanding tender offer with the Securities and Exchange Commission. The amendment notified the limited partners that the tender offer would expire on October 31, 2001 and that no future extensions were being contemplated by the Offerors. The amendment also stated that the number of interests the Offerors were willing to purchase was being increased from 3,000 to 6,000.

On October 31, 2001, the tender offer expired. Upon expiration, 5,566 interests had been tendered. The Offerors accepted all 5,566 interests, without proration. The Partnership repurchased 100 interests for $38,000, and ORIG purchased 5,466 Interests for $2,077,080, plus offering expenses.

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

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from the other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Results of Operations

The occupancy levels at the Partnership's properties and joint ventures as of September 30, 2001 and 2000 were as follows:

                                                                 Nine Months Ended
                                                                   September 30,
                                                         ---------------------------------
                                                            2001(1)             2000
                                                         --------------    ---------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (2)                                     94%                96%
Park Place Apartments Phase I                                 82%                76%
Willow Lake Apartments                                        97%                97%
Park Place Apartments Phase III (3)                           78%                47%

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at September 30, 2001)
-------------------------------------------------

Golf Brook Apartments (96.03%) (2)                            93%                95%
Plainview Point III Office Center (95.04%)(2)                 81%                91%

(1)  Current occupancy levels are considered adequate to continue operation of all the underlying properties , without additional financing.
(2)  In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3)  On May 19, 2000, the last building at Park Place Apartments Phase III was certified for occupancy.

The average occupancy levels at the Partnership's properties and joint ventures during the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                         ---------------------------     -----------------------------
                                                            2001            2000            2001              2000
                                                         -----------     -----------     -----------       -----------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (1)                                    94%             97%             95%               97%
Park Place Apartments Phase I (1)                            83%             78%             79%               84%
Willow Lake Apartments                                       98%             96%             96%               92%
Park Place Apartments Phase III (2)                          76%             42%             65%               N/A

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at September 30, 2001)
-------------------------------------------------

Golf Brook Apartments (96.03%)(1)                            93%             95%             89%               93%
Plainview Point III Office Center (95.04%)                   92%             91%             96%               89%

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

Rental and other income generated by the Partnership's properties and joint ventures for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                          Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
                                                      -------------------------- -------------------------
                                                          2001         2000          2001         2000
                                                      ------------ ------------- ------------ ------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                $     483,849  $    489,427  $ 1,470,264  $ 1,462,232
Park Place Apartments Phase I                        $     409,893  $    414,807  $ 1,138,371  $ 1,324,928
Willow Lake Apartments                               $     676,300  $    628,685  $ 1,925,359  $ 1,793,617
Park Place Apartments Phase III                      $     329,616  $    194,363  $   829,535  $   368,192

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at September 30, 2001)
-------------------------------------------------

Golf Brook Apartments (96.03%)                       $     778,221  $    995,332  $ 2,201,886  $ 2,489,509
Plainview Point III Office Center (95.04%)           $     219,178  $    213,972  $   688,090  $   620,741

The following is an analysis of material changes in results of operations for the three months and nine months ending September 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income increased approximately $224,000, or 8%, and $467,000, or 6%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The increase in rental income was primarily a result of rental income collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation until June 2000) and increased average occupancy at Plainview Point III Office Center and Willow Lake Apartments. The increase is partially offset by decreased average occupancy at Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

Interest and other income decreased approximately $266,000, or 98%, and $272,000, or 91%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The decrease is primarily the result of settlement proceeds received for defective siding at Golf Brook Apartments in the third quarter of 2000.

Operating expenses decreased approximately $59,000, or 7%, for the three months ended September 30, 2001 as compared to the same period in 2000. The decrease is primarily due to 1) decreased repairs and maintenance at Golf Brook Apartments and Willow Lake Apartments, 2) decreased cable expense at Willow Lake Apartments (starting in March 2001, residents were responsible for paying their own cable), 3) decreased advertising costs at Park Place Apartments Phase III and Willow Lake Apartments, 4) decreased utilities at Park Place Apartments Phase III and 5) decreased landscaping at Golf Brook Apartments and Sabal Park Apartments. The decrease is partially offset by 1) increased landscaping at Willow Lake Apartments, 2) increased repairs and maintenance at Sabal Park Apartments, Park Place Apartments Phase III, Plainview Point III Office Center and Park Place Apartments Phase I, and 3) increased advertising at Golf Brook Apartments.

Operating expenses increased approximately $187,000, or 9%, for the nine months ended September 30, 2001 as compared to the same period in 2000. The increase is primarily due to 1) increased insurance costs at all of the Partnership's underlying properties, 2) increased repairs and maintenance costs and utility cost at Park Place Apartments Phase III due to the fact that all of the apartment units were not turned over for occupancy until May 19, 2000, 3) increased legal and professional costs at Park Place Apartments Phase III due to costs incurred in relation to a lawsuit with Elder Construction (See Note 10 - Commitments and Contingencies for further information regarding the lawsuit), 4) increased repairs and maintenance costs at Sabal Park Apartments, Golf Brook Apartments and Plainview Point III Office Center, 5) increased landscaping at Willow Lake Apartments and 6) increased utilities at Park Place Apartments Phase I and Plainview Point III Office Center. The increase is partially offset by 1) decreased cable expense at Willow Lake Apartments (starting in March 2001, residents were responsible for their own cable), 2) decreased repairs and maintenance costs at Willow Lake Apartments, 3) decrease landscaping at Golf Brook Apartments and 4) decreased advertising costs at Park Place Apartments Phase III.

Operating expenses - affiliated increased approximately $63,000, or 18%, and $143,000, or 14%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The increase is primarily the result of 1) increased property manager salary at Golf Brook Apartments due to a change in staff, 2) increased property manager salary at Willow Lake Apartments due to the position being vacant during the first quarter of 2000, a performance bonus paid in the first quarter of 2001 and a change in staff in the third quarter of 2001, 3) increased property maintenance salaries at Park Place Apartments Phase III due to the fact that all of the apartment units were not turned over for occupancy until May 19, 2000, and 4) increased property maintenance salaries at Golf Brook Apartments due to changes in staff and annual salary increases. The increase is partially offset by decreased administrative costs allocated to Golf Brook Apartments and Sabal Park Apartments.

The loss on disposal of assets for the three months and nine months ended September 30, 2001, can be attributed to Park Place Apartments Phase I and Willow Lake Apartments due to partial retirements made as a result of exterior repair projects.

The loss on disposal of assets for the three months ended September 30, 2000, can be attributed to Park Place Apartments Phase I due to partial retirements made as a result of renovating the clubhouse and fitness center. The loss on disposal of assets for the nine months ended September 30, 2000, can be attributed to Golf Brook Apartments, Sabal Park Apartments and Park Place Apartments Phase I due to partial retirements made as a result of renovating the clubhouses at all three properties.

Real estate taxes increased approximately $34,000, or 15%, for the three months ended September 30, 2001, as compared to the same period in 2000. The increase is primarily due to an increased real estate assessment at Park Place Apartments Phase III.

Professional and administrative expenses decreased approximately $27,000, or 18%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease is mainly the result of reduced external processing fees.

Professional and administrative expenses - affiliated increased approximately $28,000, or 36%, and $40,000, or 17%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, primarily as a result of 1) increased finance salary costs due to changes in staff and allocations of costs, 2) increased property management accounting salaries due to increased bonuses paid (based upon performance), turnover in staff and normal annual salary increases and 3) increased overhead costs due to changes in allocation. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation expense increased approximately $57,000, or 9%, and $243,000, or 14%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, primarily as a result of the following: 1) capitalization of Park Place Apartments Phase III's construction costs (approximately $11,240,000), 2) the reassessment by management of the useful lives of all of the roof assets, at Park Place Apartments Phase I and Willow Lake Apartments, from 30 years to approximately 15 years in anticipation of replacing the roofs (resulting in an increase in depreciation of approximately $49,000) and 3) building improvements and water sub-metering installations, net of retirements, at Park Place Apartments Phase I and Willow Lake Apartments.

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

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                        Nine Months Ended
                                                          September 30,
                                             ---------------------------------------
                                                   2001                  2000
                                             -----------------    ------------------
Operating activities                      $          1,850,996  $          1,333,229
Investing activities                                  (325,471)           (2,343,581)
Financing activities                                (1,218,659)            1,618,467
                                             -----------------    ------------------

     Net increase in cash and equivalents $            306,866  $            608,115
                                             =================    ==================

Net cash provided by operating activities increased approximately $518,000, or 39%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase was driven primarily by decreased cash requirements necessary to satisfy accounts payable related to the completion of the construction of Park Place Apartments Phase III.

The decrease of approximately $2,018,000, or 86%, in net cash used in investing activities during the nine months ended September 30, 2001, as compared to the same period in 2000, was primarily due to decreased capital expenditures (construction of Park Place Apartments Phase III was completed in 2000).

The decrease of approximately $2,837,000 in net cash provided by financing activities, during the nine months ended September 30, 2001, as compared to the same period in 2000, was primarily due to a decrease in proceeds from mortgage loans and an increase in principal payments made on mortgages and notes payable.

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

The demand on future liquidity is anticipated to increase as a result of the replacement of roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management reassessed the useful lives of the roof assets and adjusted them accordingly. The adjustment resulted in a $49,000 increase in depreciation expense for the three months ended September 30, 2001. The Partnership does not have sufficient working capital to make all of the roof replacements at one time. As of September 30, 2001, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing the remaining roofs is estimated to be $900,000 ($20,000 per building). The Partnership anticipates that it will require at least 12 months to build adequate cash reserves to continue the roof replacements.

The demand on future liquidity is also anticipated to increase as the Partnership continues its efforts in the leasing of Plainview Point III Office Center. One tenant at Plainview Point III Office Center occupies 16,895 square feet, or 27%, of the building. This tenant will be vacating its space at the end of its lease term, which is November 30, 2001. This will leave Plainview Point III Office Center with occupancy of only 54%. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $334,000, will likely be needed for leasing expenses, especially those needed to refinish space for new tenants.

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

On June 25, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors") commenced a tender offer for up to 200 of the Partnership's interests at a price of $380 per interest. Under the terms of the tender offer, the Partnership was to purchase the first 100 interests tendered and fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 100 interests were tendered ORIG was to purchase up to an additional 100 interests, and if more than 200 interests were tendered the Offerors had the option of purchasing all of the interests tendered, or purchasing interests on a pro rata basis. The total costs of the tender offer were expected to be $86,000, consisting of $76,000 to purchase 200 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs would be $43,000. The tender offer was originally scheduled to expire on September 25, 2001. On July 30, 2001, the Partnership and ORIG sent an amended and restated offer to purchase to all limited partners. On September 21, 2001, the tender offer was amended to extend the expiration date from September 25, 2001 to October 31, 2001. The amendment also increased the number of interests the Offerors were willing to purchase from 200 to 3,000. The total costs of the tender offer, as amended, were expected to increase to $1,150,000, consisting of $1,140,000 to purchase 3,000 interests and $10,000 for expenses. The Partnership expected to pay $38,000 to purchase interests and $333 for its proportionate share of expenses, and to fund these payments with its cash reserves. Limited partnership interests acquired by the Partnership in the offer will be retired. Interests acquired by ORIG will be held by it. See Note 12 - Subsequent Events for information regarding the completion of the tender offer.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership's assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership's assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, after the conclusion of the tender offer, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate with the exception of two notes payable of $39,499 and $37,554, that bear interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,736,000 decrease in the fair value of debt held by the Partnership.

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

Date: November 9, 2001