Form 10-K
period 2001-12-31
NTS PROPERTIES VI/MD
filed 2002-03-29
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14695

NTS-PROPERTIES VI, LTD.
A Maryland Limited Partnership
(Exact name of registrant as specified in its charter)

10172 Linn Station Road
61-1066060	Louisville, Kentucky 40223
(I.R.S Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code:(502) 426-4800

Maryland
(State of other jurisdiction of incorporation or organization)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Limited partnership interests	None

(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.           Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-13
Item 3.	Legal Proceedings	13-14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

Item 5.	Market for the Registrant's Limited Partnership Interests
	and Related Partner Matters	15
Item 6.	Selected Financial Data	16-17
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17-29
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	29
Item 8.	Financial Statements and Supplementary Data	30-47
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	48

PART III

Item 10.	Directors and Executive Officers of the Registrant	49-50
Item 11.	Management Remuneration and Transactions	50
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	50-51
Item 13.	Certain Relationships and Related Transactions	51-52

PART IV

Item 14.	Exhibits, Consolidated Financial Statement Schedules and
	Reports on Form 8-K	53-58
Signatures		59

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate", "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties VI, a Maryland limited partnership (the "Partnership"), was formed in 1984. The General Partner is NTS-Properties Associates VI, a Kentucky limited partnership. As of December 31, 2001, the Partnership owned the following properties and joint venture interests listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures:

  Sabal Park Apartments, a 162-unit luxury apartment complex located on a 13 acre tract in Orlando, Florida, constructed by us.

  Park Place Apartments Phase I, a 180-unit luxury apartment complex located on an 18 acre tract in Lexington, Kentucky, constructed by us.

  Park Place Apartments Phase III, 152-unit luxury apartment complex, located on a 15 acre tract in Lexington, Kentucky. Construction was completed by us in May 2000.

  Willow Lake Apartments, a 207-unit luxury apartment complex located on an 18 acre tract in Indianapolis, Indiana, constructed by us.

  A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between us and NTS-Properties IV, Ltd. ("NTS-Properties IV"), an affiliate of our General Partner. Our percentage interest in the joint venture was 96.03% at December 31, 2001.

  A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet located in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties IV. Our percentage interest in the joint venture was 95.04% at December 31, 2001.

We have a fee title interest in the above properties. We believe that our properties are adequately covered by insurance. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of December 31, 2001, our properties and joint ventures were encumbered by mortgages as shown in the table below:

                                          Interest     Maturity               Balance
Property                                    Rate         Date               at 12/31/01
---------------------------------------  ----------  ------------         ---------------
Park Place Apartments Phase I and III       7.74%      10/15/2012  (1)      $  11,700,216
Golf Brook Apartments                       7.57%      05/15/2009  (2) (3)  $   7,691,673
Willow Lake Apartments                      7.32%      10/15/2012  (3) (4)  $   6,980,987
Plainview Point III Office Center           8.38%      12/01/2010  (5)      $   3,135,343
Sabal Park Apartments                       7.38%      12/05/2012  (3) (4)  $   2,341,123
Sabal Park Apartments                       7.38%      12/05/2012  (3) (4)  $   1,560,749
  Monthly principal payments are based upon a 19-year amortization schedule. We expect the outstanding balance at maturity will be approximately $6,316,000.
  Monthly principal payments are based upon a 12-year amortization schedule.
  We expect at maturity, the mortgage will have been repaid based on the current rate of amortization.
  Monthly principal payments are based upon a 15-year amortization schedule.
  Monthly principal payments are based upon a 20-year amortization schedule. We expect the outstanding balance at maturity will be approximately $2,243,000.

Currently, our plans for renovations and other major capital expenditures include tenant finish improvements at our commercial property as required by lease negotiations and roof replacements at Willow Lake Apartments and Park Place Apartments Phase I. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves, and/or additional financing.

Financial Information About Industry Segments

We are presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 - Note 9 for information regarding our operating segments.

Narrative Description of Business

General

Our current business is consistent with our original purpose which was to acquire, directly or by joint venture, unimproved or partially improved land, to construct and otherwise develop thereon apartment complexes or commercial properties, and to own and operate the completed properties. Our original purpose also includes the ability to invest in fully improved properties, either directly or by joint venture. Our properties are in a condition suitable for their intended use.

We intend to hold the properties until such time as a sale or other disposition appears to be advantageous with a view to achieving our investment objectives, or it appears that such objectives will not be met. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

Description of Real Property

Sabal Park Apartments

Apartments at Sabal Park include two and three-bedroom apartments. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, ovens, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of the clubhouse, management offices, swimming pool and tennis courts.

Monthly rental rates at Sabal Park Apartments start at $944 for two-bedroom apartments and $1,284 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water and sewer, and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 93% (2001), 98% (2000), 99% (1999), 94% (1998) and 97% (1997). See Part II, Item 7 for average occupancy information.

Park Place Apartments Phase I

Apartments at Park Place Apartments Phase I include one and two-bedroom apartments and two-bedroom town homes. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All apartments have access to coin-operated washers and dryers and some apartments have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase II and III of the Park Place Development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd, an affiliate of our General Partner. Park Place Apartments Phase III is owned by us, see discussion below. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase I start at $649 for one-bedroom apartments, $909 for two-bedroom apartments and $949 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 73% (2001), 72% (2000), 89% (1999), 80% (1998) and 89% (1997). See Part II, Item 7 for average occupancy information.

Park Place Apartments Phase III

Apartments at Park Place Apartments Phase III include one, two and three-bedroom apartments. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All apartments have access to coin-operated washers and dryers and some apartments have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I (see discussion above) and Phase II of the Park Place Development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd, an affiliate of our General Partner. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase III start at $699 for one-bedroom apartments, $850 for two-bedroom apartments and $1,200 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water and sewer, and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. In May 2000, construction of Park Place Apartments Phase III was completed and all 152 apartment units were available for leasing. The occupancy levels at the apartment complex as of December 31 were 73% (2001), and 52% (2000). See Part II, Item 7 for average occupancy information.

Willow Lake Apartments

Apartments at Willow Lake Apartments include one and two-bedroom apartments and two-bedroom town homes. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All apartments have access to coin-operated washers and dryers and some apartments have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices.

Monthly rental rates at Willow Lake Apartments start at $835 for one-bedroom apartments, $1,080 for two-bedroom apartments and $1,295 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 90% (2001), 83% (2000), 82% (1999), 81% (1998) and 88% (1997). See Part II, Item 7 for average occupancy information.

Golf Brook Apartments

Apartments at Golf Brook Apartments include two and three-bedroom apartments. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of the clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,195 for two-bedroom apartments and $1,435 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water and sewer, and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 89% (2001), 87% (2000), 95% (1999), 96% (1998) and 96% (1997). See Part II, Item 7 for average occupancy information.

Plainview Point III Office Center

As of December 31, 2001, there were 6 tenants leasing space aggregating approximately 33,700 square feet of rentable area at Plainview Point III Office Center. All leases provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupation/profession practiced is insurance claim processing. One tenant individually leases more than 10% of Plainview Point III's rentable area. The occupancy levels at the office center as of December 31 were 54% (2001), 73% (2000), 86% (1999), 81% (1998) and 96% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                               Year         Square Feet and % of    Current Annual Rental
Major Tenant (1):          of Expiration      Net Rentable Area        per Square Foot
------------------------ ---------------- ------------------------ -----------------------
               1                2004            15,438 (24.70%)              $16.00
  Major tenants are those that individually occupy 10% or more of the rentable square footage.
Additional Operating Data

Additional operating data regarding our properties and joint ventures is furnished in the following table:

                                          Federal     Property Tax  Annual Property
                                         Tax Basis        Rate           Taxes
                                       -------------  ------------  ---------------
Wholly-Owned Properties
Sabal Park Apartments                   $ 11,692,306     .017599      $   173,725
Park Place Apartments Phase I           $ 11,788,098     .009585      $    96,375
Park Place Apartments Phase III         $ 12,874,407     .009585      $    85,667
Willow Lake Apartments                  $ 15,979,291     .097516      $   228,075

Properties Owned in Joint Venture with
NTS-Properties IV
Golf Brook Apartments                   $ 16,649,239     .017599      $   285,540
Plainview Point III Office Center       $  4,861,809     .010660      $    34,480

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The estimated property taxes on all other planned renovations, primarily tenant improvements, would not be material.

Minority Interests

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

NTS Sabal Golf Villas Joint Venture

On September 1, 1985, we entered into a joint venture agreement with NTS-Properties IV, an affiliate of our General Partner, to develop, construct, own and operate a 158-unit luxury apartment complex on a 13.15 acre site in Orlando, Florida known as Golf Brook Apartments Phase I. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069 acre site adjacent to Golf Brook Apartments Phase I. The term of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a partner or the execution by a partner of an assignment for the benefit of its creditors;

  the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than our cash and cash-equivalent assets;

  the vote or consent of each of the partners to dissolve the Partnership; or

  September 30, 2025.

We contributed land and the cost of constructing and leasing the apartments, valued at approximately $15,800,000. NTS-Properties IV contributed land valued at approximately $1,900,000 with a related note payable to a bank of approximately $1,200,000. We also contributed funds to retire the note payable to a bank. No future contributions are anticipated as of December 31, 2001.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. We had originally obtained financing, secured by Golf Brook Apartments, to fund a portion of our contribution to the joint venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $7,691,673 is recorded as a liability by us. The mortgage payable bears interest at a fixed rate of 7.57%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. We believe that at maturity, the mortgage will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii), and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or net loss is allocated between the partners pursuant to the joint venture agreement.

Plainview Point III Joint Venture

On March 1, 1987, we entered into a joint venture agreement with NTS-Properties IV, an affiliate of our General Partner, to develop, construct, own and operate an office building in Louisville, Kentucky known as Plainview Point III Office Center. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

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

  December 30, 2026.

We contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. We also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 2001.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii), and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or net loss is allocated between the partners pursuant to the joint venture agreement.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2001, the properties under construction in the respective vicinities in which our properties are located are as follows. In close proximity to Golf Brook Apartments, there is one apartment complex, with approximately 280 apartments under construction. The scheduled completion date is unknown at this time. In the vicinity near the Park Place Apartments, there is one apartment community, with approximately 500 apartments scheduled to start construction in 2002. In the vicinity of Willow Lake Apartments, there is one new apartment complex under construction and two existing apartment complexes have new phases under construction. The new apartment complex will have 300 apartments consisting of one, two and three bedroom apartments ranging in price from $730 to $1,100. The clubhouse for this complex is scheduled to be completed in March 2002 and the construction of the apartment buildings is scheduled to be completed in April 2002. One of the existing complexes is constructing a new phase with 48 apartments consisting of one and two bedroom apartments ranging in price from $797 to $1,140. Construction is scheduled to be completed in June 2002. The other existing complex is constructing a new phase with 43 apartments consisting of one and two bedroom apartments ranging in price from $900 to $1,050. Construction is scheduled to be completed in May 2002. At this time it is unknown the effect these new apartment units will have on occupancy at our properties. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the "Agreement"). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VI. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received a total of $561,595 in property management fees for the year ended December 31, 2001. $508,842 was received from the residential properties and $52,753 was received from the commercial property. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from the residential properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of our properties, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of personnel at each property.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2001, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by us that are, or could be in competition with us, potential conflicts of interest exist. Specifically, an affiliate of the General Partner manages an apartment complex, with approximately 200 apartments, that is in direct competition with Park Place Apartments Phase I and Phase III. Because we were organized by and are operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with our properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. We believe the Property Manager's agreement is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees; however, per the Agreement, NTS Development Company makes its employees available to perform services for us. We reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

We have been sued by Elder Construction & Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder Construction & Associates, Inc. V. NTS Development Company, Frontier Insurance Company, NTS-Properties VI, a Maryland Limited Partnership, NTS-Properties Associates VI, and NTS Capital Corporation.

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

We and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach of contract. Discovery is nearing completion. The case has been set for trial in June 2002. The principals of the NTS defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the defendants of counterclaims against Elder Construction. We believe that the resolution of these legal proceedings will not have a material effect on our consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership Interests, nor is one likely to develop. We had 2,312 limited partners as of January 31, 2002. Cash distributions and allocations of income (loss) are made as described in Note 1D to our 2001 Consolidated Financial Statements in Item 8.

On March 21, 2000, we notified our limited partners that we would be suspending distributions starting January 1, 2000. The suspension is necessary due to significant capital improvements essential to maintaining the buildings and facilities owned by us at Willow Lake Apartments, Park Place Apartments Phase I and III, Sabal Park Apartments, Golf Brook Apartments and Plainview Point III Office Center. Our cash position will be evaluated on an ongoing basis to determine when resumption of distributions is appropriate.

Annual distributions totaling $10.00 per limited partnership Interest were paid during the year ended December 31, 1999 . Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements. Distributions were paid quarterly as follows:

                                 1999
                          ------------------
First quarter                      $  2.50
Second quarter                        2.50
Third quarter                         2.50
Fourth quarter                        2.50
                          ------------------
                                   $ 10.00
                          ==================

The table below presents that portion of the distributions that represents a return of capital in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for the years ended December 31, 2001, 2000 and 1999.

                           Net Income             Cash
                             (Loss)           Distributions       Return of
                            Allocated            Declared          Capital
                        ----------------     ---------------    -------------
 Limited partners
       2001              $    (1,308,405)     $           --     $         --
       2000                     (853,403)                 --               --
       1999                     (185,285)            396,514          396,514
 General Partner
       2001              $       (13,216)     $           --     $         --
       2000                       (8,620)                 --               --
       1999                       (1,872)              4,005            4,005

Item 6 - Selected Financial Data

Years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                               2001             2000              1999              1998             1997
                          --------------   --------------    --------------    --------------   --------------
Total revenues             $ 10,993,047     $ 10,802,175      $  9,737,584      $  9,974,045     $  9,760,363

Total expenses             $ 12,273,352     $ 11,601,261      $  9,881,746      $  9,477,349     $  9,518,287
                           ------------     ------------      ------------      ------------     ------------
Income (loss) before
 minority interest and
 extraordinary item        $ (1,280,305)    $   (799,086)     $   (144,162)     $    496,696     $    242,076
Minority interest                41,316           42,216            42,995            38,965           36,419
                           ------------     ------------      ------------      ------------     ------------
Income (loss) after
 minority interest           (1,321,621)        (841,302)         (187,157)          457,731          205,657
Extraordinary item                   --           20,721                --                --           98,544
                           ------------     ------------      ------------      ------------     ------------

Net income (loss)          $ (1,321,621)    $   (862,023)     $   (187,157)     $    457,731     $    107,113
                           ============     ============      ============      ============     ============

Net income (loss)
 allocated to:
  General Partner          $    (13,216)    $     (8,620)     $     (1,872)     $      4,577     $      1,071
  Limited partners         $ (1,308,405)    $   (853,403)     $   (185,285)     $    453,154     $    106,042

Net income (loss) per
 limited partnership
 Interest                  $     (33.57)    $     (21.85)     $      (4.66)     $      10.96     $       2.48

Weighted average number
 of limited partnership
 Interests                       38,974           39,053            39,751            41,334           42,817

Cumulative net
 income (loss)
 allocated to:
  General Partner          $    (93,996)    $    (80,780)     $    (72,160)     $    (70,288)    $    (74,865)
  Limited partners         $(14,096,238)    $(12,787,833)     $(11,934,430)     $(11,749,145)    $(12,202,299)

Cumulative taxable
 income (loss)
 allocated to:
  General Partner          $    105,373     $    110,406      $    111,613      $    104,550     $    102,664
  Limited partners         $(17,550,296)    $(16,097,799)     $(15,165,626)     $(14,759,062)    $(15,174,826)

Distributions declared:
 General Partner           $         --     $         --      $      4,005      $      5,206     $      8,622
 Limited partners          $         --     $         --      $    396,514      $    515,339     $    853,625

Cumulative distributions
 declared:
  General Partner          $    121,277     $    121,277      $    121,277      $    117,272     $    112,066
  Limited partners         $ 12,006,384     $ 12,006,384      $ 12,006,384      $ 11,609,870     $ 11,094,531

At year end:
 Cash and equivalents      $     60,167     $     47,683      $        909      $    362,682     $    277,209
 Investment securities     $         --     $         --      $         --      $         --     $  1,562,813
 Land, buildings and
 amenities, net            $ 44,986,348     $ 47,498,726      $ 47,739,483      $ 41,136,516     $ 39,834,586

Total assets               $ 46,496,128     $ 49,077,535      $ 49,231,418      $ 43,209,406     $ 43,313,702

Mortgages and notes
  payable                  $ 33,474,382     $ 35,149,376      $ 33,312,443      $ 27,119,180     $ 26,872,563

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts. The affected data in the table above has been restated to provide comparable information for all periods presented.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements in Item 8 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Occupancy Levels

The occupancy levels at the Partnership's properties and joint ventures as of December 31 were as follows:

                                                  Percentage
                                                 Ownership at
                                                   12/31/01        2001(1)       2000        1999
                                                --------------  ------------- ----------  ----------
Wholly-Owned Properties
Sabal Park Apartments (2)                            100%            93%          98%         99%
Park Place Apartments Phase I (3)                    100%            73%          72%         89%
Willow Lake Apartments                               100%            90%          83%         82%
Park Place Apartments Phase III (3)                  100%            73%          52%         50% (4)

Properties Owned in Joint Venture with
NTS-Properties IV
Golf Brook Apartments                              96.03%            89%           87%           95%
Plainview Point III Office Center (5)              95.04%            54%           73%           86%
  With the exception of Plainview Point III Office Center, current occupancy levels are considered adequate to continue operation of our properties.
  In our opinion, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Park Place Apartments has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.
  Park Place Apartments Phase III had 34 apartments available for lease at December 31, 1999 of which 17 were leased. All 152 apartments were available for lease in May 2000.
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000, will likely be needed for tenant finish expenses. To fund the costs for the tenant finish, we would have to obtain new financing.

The average occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                 Percentage
                                                Ownership at
                                                  12/31/01         2001          2000          1999
                                               --------------  ------------  ------------  ------------
Wholly-Owned Properties
Sabal Park Apartments (1)                            100%          94%           97%            96%
Park Place Apartments Phase I (3)                    100%          78%           82%            89%
Willow Lake Apartments                               100%          95%           91%            78%
Park Place Apartments Phase III                      100%          67%           N/A (2)        N/A (2)

Properties Owned in Joint Venture with
NTS-Properties IV
Golf Brook Apartments (1)                          96.03%          90%           92%            94%
Plainview Point III Office Center                  95.04%          90%           88%            91%
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Average occupancy is not applicable for Park Place Apartments Phase III due to the fact that all of the apartments were not certified for occupancy until May 2000. Because the apartments were being turned over to leasing at different times, the occupancy of one month is not comparable to the next month.
  Park Place Apartments has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                Percentage
                                               Ownership at
                                                 12/31/01          2001           2000            1999
                                               --------------  ------------   ------------    ------------
Wholly-Owned Properties
Sabal Park Apartments                              100%       $   1,949,900  $   1,955,982   $   1,911,772
Park Place Apartments Phase I                      100%       $   1,516,832  $   1,697,890   $   1,830,936
Willow Lake Apartments                             100%       $   2,560,214  $   2,415,538   $   2,105,852
Park Place Apartments Phase III                    100%       $   1,156,239  $     589,562   $      37,077

Properties Owned in Joint Venture with
NTS-Properties IV
Golf Brook Apartments                            96.03%       $   2,940,558  $   3,271,227   $   2,980,021
Plainview Point III Office Center                95.04%       $     858,673  $     848,522   $     852,836

Results of Operations for 1999, 2000 and 2001

If there has not been a material change in an item from one year to the next, we have omitted any discussion concerning that item.

Rental Income

Rental income increased approximately $526,000, or 5%, in 2001, primarily as a result of increased income collected at Park Place Apartments Phase III (not all apartment units were available for lease until the end of May 2000). The increase is also due to increased average occupancy at Willow Lake Apartments and Plainview Point III Office Center. The increase is partially offset by decreased average occupancy at Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments. Rental income increased approximately $740,000, or 8%, in 2000, primarily as a result of income collected at Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation at December 31, 1999). The increase is also due to increased average occupancy at Willow Lake Apartments and Sabal Park Apartments. The increase is partially offset by decreased average occupancy at Park Place Apartments Phase I, Plainview Point III Office Center and Golf Brook Apartments.

Year ending occupancy percentage represents occupancy only on a specific date; therefore, the above analysis considers average occupancy percentage which is representative of the entire year's results.

Interest and Other Income

Interest and other income decreased approximately $330,000, or 91%, in 2001 but increased approximately $319,000 in 2000. Both fluctuations are primarily the result of a settlement claim received in 2000 for defective siding at Golf Brook Apartments.

Operating Expenses

Operating expenses increased approximately $200,000, or 7%, in 2001, primarily due to the following: 1) increased repairs and maintenance costs at Sabal Park Apartments, Park Place Apartments Phase III and Plainview Point III Office Center; 2) increased insurance premiums at all of our properties; 3) increased advertising costs at Park Place Apartments Phase I, Golf Brook Apartments and Sabal Park Apartments; 4) increased legal and professional costs at Park Place Apartments Phase III in relation to the Elder lawsuit (see Item 3 - Legal Proceedings for more information regarding the lawsuit); 5) increased landscaping costs at Willow Lake Apartments; and 6) increased utilities at Park Place Apartments Phase I and Park Place Apartments Phase III. These increases are partially offset by: 1) decreased utilities at Willow Lake Apartments; 2) decreased wood replacements at Park Place Apartments Phase I; 3) decreased advertising at Park Place Apartments Phase III; and 4) decreased amortization of prepaid leasing commissions at Plainview Point III Office Center. Operating expenses increased approximately $341,000, or 14%, in 2000, primarily due to the following: 1) expenses incurred by Park Place Apartments Phase III (Park Place Apartments Phase III was not in full operation during the year ended December 31, 1999); 2) increased repairs and maintenance at Golf Brook Apartments and Park Place Apartments Phase I;

3)increased administrative costs at Golf Brook Apartments; 4) increased advertising costs at Golf Brook Apartments and Willow Lake Apartments; and 5) increased landscaping costs at Willow Lake Apartments and Park Place Apartments Phase I. These increases are partially offset by: 1) decreased employee education expenditures at Golf Brook Apartments, Willow Lake Apartments and Sabal Park Apartments; 2) decreased utility costs at Golf Brook Apartments and Park Place Apartments Phase I; 3) decreased landscaping costs at Sabal Park Apartments; and 4) decreased repairs and maintenance expenses at Plainview Point III Office Center.

Operating Expenses - Affiliated

Operating expenses - affiliated increased approximately $253,000, or 18%, in 2001, primarily as a result of increased personnel costs. Operating expenses - affiliated increased approximately $80,000, or 6%, in 2000, primarily as a result of increased personnel costs. Operating expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and others necessary to manage and operate our properties.

Loss on Disposal of Assets

The 2001 loss on disposal of assets can be attributed to partial retirements, of assets not fully depreciated, made at Park Place Apartments Phase I and Willow Lake Apartments. The partial retirements at Park Place Apartments Phase I were the result of an exterior paint project. The partial retirements at Willow Lake Apartments were the result of an exterior paint and wood replacement project, entrance landscaping and color coating the tennis courts. The 2000 loss on disposal of assets can be attributed to retirements of assets, not fully depreciated, as a result of clubhouse renovation projects at Park Place Apartments, Golf Brook Apartments and Sabal Park Apartments. The 1999 loss on disposal of assets can be attributed to retirements made at Golf Brook Apartments, Sabal Park Apartments, Willow Lake Apartments and Plainview Point III Office Center. The retirements were a result of various property renovations, including painting and wood replacement at Sabal Park Apartments and Golf Brook Apartments, roof replacement at Willow Lake Apartments and carpet replacement at Plainview Point III Office Center.

Interest Expense

Interest expense increased approximately $695,000, or 34%, in 2000, as a result of an increase in our mortgage debt. The increase in interest expense is also due to interest capitalized on the Park Place Apartments Phase III construction decreasing from approximately $250,000 in 1999 to approximately $26,000 in 2000. This reduction in capitalized interest effectively increased interest expense in 2000.

Management Fees

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

Professional and Administrative Expenses

Professional and administrative expenses decreased approximately $31,000, or 16%, in 2001 and decreased approximately $61,000, or 24%, in 2000. The decreases for both years are the result of: 1) decreased investor service expenditures; 2) decreased legal and professional costs; and 3) decreased employee recruiting and temporary services.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $83,000, or 25%, in 2001 and increased approximately $80,000, or 33%, in 2000. The increases for both years are primarily the result of increased personnel costs. Professional and administrative expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and others necessary to manage and operate the Partnership.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $297,000, or 12%, in 2001 and increased approximately $534,000, or 28%, in 2000. The increase in 2001 is primarily a result of the following: 1) capitalization of Park Place Apartments Phase III's construction costs (approximately $11,240,000) due to the fact that depreciation for the majority of the costs did not start until the second and third quarters of 2000; 2) the reassessment by management of the useful lives of all of the roof assets, at Park Place Apartments Phase I and Willow Lake Apartments, from 30 years to approximately 15 years in anticipation of replacing the roofs (resulting in an increase in depreciation of approximately $99,000); and 3) building improvements and water sub-metering installations, net of retirements, at Park Place Apartments Phase I and Willow Lake Apartments. The increase in depreciation for 2000, is primarily the result of the following: 1) capitalization of Park Place Apartments Phase III's construction costs (approximately $11,240,000) due to the fact that depreciation on the costs did not start until 2000; 2) tenant finish and common area replacements at Plainview Point III Office Center, net of retirements; and 3) building improvements and fitness center renovation costs, net of retirements, at Golf Brook Apartments and Sabal Park Apartments.

Depreciation is computed using the straight-line method over the useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $76,335,000.

Extraordinary Item - Early Extinguishment of Debt

Extraordinary item - early extinguishment of debt represents the write-off of unamortized loan costs associated with Plainview Point III Office Center's note payable. The unamortized loan costs were expensed due to the fact that the note was retired in 2000 prior to its maturity (June 23, 2002) as a result of permanent financing obtained by us in November 2000.

Consolidated Cash Flows and Financial Condition

The majority of our cash flow is typically derived from operating activities. Cash flows used in investing activities are for tenant finish improvements, other capital improvements at our properties and construction of Park Place Apartments Phase III (for 2000 and 1999). Changes to current tenant improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements is determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions have been funded by cash flow from operations. Park Place Apartments Phase III construction costs have been funded primarily by debt financing and also from cash flows from operations. The total construction costs for Park Place Apartments Phase III were approximately $11,240,000. Cash flows used in financing activities consist of principal payments on mortgages and notes payable, cash distributions, repurchase of limited partnership Interests and payment of loan costs. Cash flows provided by financing activities represent proceeds from mortgage loans. We do not expect any material changes in the mix and relative cost of capital resources from those in 2001.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                        2001           2000           1999
                                                    ------------   ------------   ------------
Operating activities                                $  2,085,569   $    750,859   $  3,298,067
Investing activities                                    (355,241)    (2,441,058)    (8,774,360)
Financing activities                                  (1,717,844)     1,736,973      5,114,520
                                                    ------------   ------------   ------------

  Net increase (decrease) in cash and equivalents   $     12,484   $     46,774   $   (361,773)
                                                    ============   ============   ============

Net cash provided by operating activities increased approximately $1,335,000 in 2001. The increase was primarily driven by increased accounts payable and decreased other assets. The increase is partially offset by increased net loss.

Net cash provided by operating activities decreased approximately $2,547,000, or 77%, in 2000. The decrease was primarily driven by: 1) decreased accounts payable, 2) increased net loss, and 3) increased other assets. The decrease is partially offset by an increased collection of accounts receivable.

Net cash used in investing activities decreased approximately $2,086,000, or 85%, in 2001 and decreased approximately $6,333,000, or 72%, in 2000. The decrease for both years is primarily due to decreased capital expenditures for Park Place Apartments Phase III (construction of Park Place Apartments Phase III was completed in 2000).

Net cash used in financing activities increased approximately $3,455,000 in 2001. The increase is primarily a result of decreased proceeds from mortgage loans. The increase is partially offset by decreased principal payments on mortgages and notes payable and decreased loan costs.

Net cash provided by financing activities decreased approximately $3,378,000, or 66%, in 2000. The decrease was primarily due to a decrease in proceeds from mortgage loans (only one draw made in 2000 - final draw on Park Place Apartments Phase III construction loan), partially offset by the decrease in cash distributions.

On March 21, 2000, we notified our limited partners that we would be suspending distributions starting January 1, 2000. The suspension is necessary due to significant capital improvements essential to maintaining the buildings and facilities owned by us at Willow Lake Apartments, Park Place Apartments Phase I and III, Sabal Park Apartments, Golf Brook Apartments and Plainview Point III Office Center. Our cash position will be evaluated on an ongoing basis to determine when resumption of distributions is appropriate.

During the year ended December 31, 1999, we declared 1.00% (annualized) distribution of $400,519. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by our properties and joint ventures after adequate cash reserves are established for future leasing and tenant finish costs and for roof replacements at Park Place Apartments Phase I and Willow Lake Apartments (discussed below). It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the our needs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on our balance sheet as of December 31) were $60,167, $47,683 and $909 at December 31, 2001, 2000 and 1999, respectively.

The table below presents that portion of the distributions that represents a return of capital in accordance with GAAP basis for the years ended December 31, 2001, 2000 and 1999.

                           Net Income            Cash
                             (Loss)          Distributions       Return of
                            Allocated           Declared          Capital
                        ----------------    ---------------   ---------------
 Limited partners
       2001              $    (1,308,405)    $           --    $           --
       2000                     (853,403)                --                --
       1999                     (185,285)           396,514           396,514
 General Partner
       2001              $       (13,216)    $           --    $           --
       2000                       (8,620)                --                --
       1999                       (1,872)             4,005             4,005

The demand on future liquidity is anticipated to increase as we continue our efforts in the leasing of Plainview Point III Office Center. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. This left Plainview Point III Office Center with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000 will likely be needed for tenant finish costs.

The demand on future liquidity will also increase as a result of the replacement of the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, we reassessed the useful lives of the roof assets and adjusted them accordingly. The adjustment resulted in an approximate $99,000 increase in depreciation expense for 2001. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2001, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all of the remaining roofs is estimated to be $900,000 ($20,000 per building). It is anticipated that we will require at least 12 months to build adequate cash to continue the remaining roof replacements.

Future liquidity will also be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

Such demand as discussed above will be managed by our General Partner via funds from operations or additional borrowings secured by our properties. There can be no guarantee that such funds will be available at which time our General Partner will manage the demand on liquidity according to our best interest.

We had no other material commitments for renovations or capital expenditures at December 31, 2001.

Pursuant to Section 16.4 of our Amended and Restated Agreement of Limited Partnership, we established an Interest Repurchase Reserve in December 1995. During the years ended December 31, 1998, 1997 and 1996, we funded $400,000, $300,000 and $705,380, respectively, to the reserve. Through October 25, 1998 (the commencement of the First Tender Offer), we had repurchased a total of 6,846 Interests for $1,861,200 at a price ranging from $250 to $350 per Interest. Repurchased Interests were retired by us, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer (discussed below) were returned to unrestricted cash for utilization in our operations.

From October 1998 through December 2000, we participated, along with ORIG, LLC, ("ORIG") an affiliate of ours, (the"Offerors"), in four tender offers. Through the four tender offers, we repurchased 1,600 Interests for $580,500 and ORIG purchased 8,074 Interests for $3,004,520. The price per Interest was $350 for the first tender offer, $370 for the second tender offer and $380 for the third and fourth tender offers. Interests that we repurchased were retired. Interests purchased by ORIG are being held by it.

On June 25, 2001, the Offerors commenced a tender offer for up to 200 Interests at a price of $380 per Interest. Under the terms of the tender offer, we were to purchase the first 100 Interests tendered and fund our purchases and our portion of the expenses of the offer from our cash reserves. If more than 100 Interests were tendered, ORIG was to purchase up to an additional 100 Interests, and if more than 200 Interests were tendered the Offerors had the option of purchasing all of the Interests tendered, or purchasing Interests on a pro rata basis. The tender offer was originally scheduled to expire on September 25, 2001. On July 30, 2001, the Offerors sent an amended and restated offer to purchase to all limited partners. On September 21, 2001, the tender offer was amended to extend the expiration date from September 25, 2001 to October 31, 2001. The amendment also increased the number of Interests the Offerors were willing to purchase from 200 to 3,000. On October 16, 2001, the Offerors filed an amendment, to the outstanding tender offer, with the Securities and Exchange Commission. The amendment notified the limited partners that the tender offer would expire on October 31, 2001 and that no further extensions were being contemplated by the Offerors. The amendment also stated that the number of Interests the Offerors were willing to purchase was being increased from 3,000 to 6,000. On October 31, 2001, the tender offer expired. Upon expiration, 5,566 Interests had been tendered. The Offerors accepted all 5,566 Interests, without proration. We repurchased 100 Interests for $38,000 and ORIG purchased 5,466 Interests for $2,077,080, plus offering expenses. We also incurred approximately $1,600 in expenses associated with the tender offer. Interests that we repurchased were retired. Interests purchased by ORIG are being held by it.

The offering price per Interest was established by our General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

In an effort to continue to improve occupancy at our residential properties, we have an on-site leasing staff who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and negotiates lease renewals with current residents.

The leasing and renewal negotiations for our commercial property are handled by leasing agents, employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial property. All advertising for the commercial property is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   ---------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
---------------------------------  ------------   -------------   ------------    ------------   ------------
Long-term debt                    $  33,474,382   $   1,927,556   $  4,212,011    $  4,883,299   $  22,451,516

Capital lease obligations         $          --   $          --   $         --    $         --   $          --

Operating leases (1)              $          --   $          --   $         --    $         --   $          --

Other long-term obligations (2)   $          --   $          --   $         --    $         --   $          --
                                   ------------    ------------    -----------     -----------    -----------

Total contractual cash
 obligations                      $  33,474,382   $   1,927,556   $  4,212,011    $  4,883,299   $  22,451,516
                                   ============    ============    ===========     ===========    ===========
  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

                                                         Amount of Commitment Expiration Per Period
                                                 ------------------------------------------------------------
                                     Total
                                    Amounts        Within One     Two - Three    Four - Five       Over 5
 Other Commercial Commitments      Committed          Year           Years           Years          Years
-------------------------------- --------------   ------------   ------------   -------------   -------------
Line of credit                   $           --   $         --   $         --   $          --   $          --

Standby letters of credit and
 guarantees                      $           --   $         --   $         --   $          --   $          --

Other commercial
 commitments (1)                 $           --   $         --   $         --   $          --   $          --
                                 --------------   ------------   ------------   -------------   -------------

Total commercial
 commitments                     $           --   $         --   $         --   $          --   $          --
                                 ==============   ============   ============   =============   =============
  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.
Significant Accounting Pronouncements Which Affect Us

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF determined that a proportionate gross financial statement presentation, which is referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements, is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the entity invested in is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The EITF consensus is applicable to financial statements for annual periods ending after June 15, 2000. We now use the equity method to account for our joint venture investments. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of some of the financial statements' captions and amounts.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

  our ability to achieve planned revenues;
  our ability to make payments due under our debt agreements;
  our ability to negotiate and maintain terms with vendors and service providers for operating expenses;
  competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;

  trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;
  our ability to predict the demand for specific rental properties;
  our ability to attract and retain tenants;
  availability and costs of management and labor employed;
  real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes, and utilities regulations as well as municipal mergers of local governmental entities.

We plan to replace the roofs at both the Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, we reassessed the useful lives of the roof assets and adjusted them accordingly. The adjustment resulted in an approximate $99,000 increase in depreciation expense for 2001. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2000, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all of the remaining roofs is estimated to be approximately $900,000 (an estimated $20,000 per building). It is anticipated that we will require at least 12 months to generate sufficient reserves to begin the remaining roof replacements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of two notes payable of $32,958 and $31,333, that bear interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,676,300 decrease in the fair value of debt.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties VI, a Maryland limited partnership:

We have audited the accompanying consolidated balance sheets of NTS-Properties VI, a Maryland limited partnership, as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VI, a Maryland limited partnership, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                              2001                     2000
                                                       ------------------       -----------------

ASSETS
------
Cash and equivalents                                   $           60,167       $          47,683
Cash and equivalents - restricted                                 217,906                 231,751
Accounts receivable, net of allowance for doubtful
 accounts of $2,390 at December 31, 2001 and $0 at
 December 31, 2000                                                 52,389                  67,539
Land, buildings and amenities, net                             44,986,348              47,498,726
Other assets                                                    1,179,318               1,231,836
                                                       ------------------       -----------------

  TOTAL ASSETS                                         $       46,496,128       $      49,077,535
                                                       ==================       =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                            $       33,474,382       $      35,149,376
Accounts payable                                                  932,295                 476,492
Security deposits                                                 223,533                 260,683
Other liabilities                                                 314,150                 279,595
                                                       ------------------       -----------------

  TOTAL LIABILITIES                                            34,944,360              36,166,146

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                               11,551,768              12,911,389
                                                       ------------------       -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $       46,496,128       $      49,077,535
                                                       ==================       =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                    2001            2000           1999
                                               --------------  -------------- --------------
REVENUES
--------
Rental income                                  $  10,959,423   $ 10,433,067   $   9,693,133
Interest and other income                             33,624        363,920          44,451
Gain on sale of assets                                    --          5,188              --
                                               --------------  -------------- -------------

     TOTAL REVENUES                               10,993,047     10,802,175       9,737,584

EXPENSES
--------
Operating expenses                                 3,046,109      2,846,334       2,505,632
Operating expenses - affiliated                    1,650,630      1,397,291       1,316,979
Loss on disposal of assets                           102,550        208,709         260,883
Interest expense                                   2,656,206      2,713,539       2,018,575
Management fees                                      561,595        558,123         506,397
Real estate taxes                                    979,645        948,682         898,055
Professional and administrative expenses             161,429        192,700         253,413
Professional and administrative expenses -
 affiliated                                          408,061        325,298         244,834
Depreciation and amortization                      2,707,127      2,410,585       1,876,978
                                               --------------  -------------  --------------

    TOTAL EXPENSES                                12,273,352     11,601,261       9,881,746

Loss before minority interest and
 extraordinary item                               (1,280,305)      (799,086)       (144,162)
Minority interest                                     41,316         42,216          42,995
                                               --------------  -------------  --------------
Loss after minority interest but
 before extraordinary item                        (1,321,621)      (841,302)       (187,157)

Extraordinary item - early extinguishment
 debt                                                     --         20,721             --
                                               --------------  -------------  --------------

Net loss                                       $  (1,321,621)  $   (862,023)  $    (187,157)
                                               ==============  =============  ==============

Net loss allocated to the limited partners:
  Loss before extraordinary item               $  (1,308,405)  $   (832,889)  $    (185,285)
  Extraordinary item                                      --         20,514              --
                                               --------------  -------------  --------------

Net loss                                       $  (1,308,405)  $   (853,403)  $    (185,285)
                                               ==============  =============  ==============

Net loss per limited partnership Interest:
  Loss before extraordinary item               $      (33.57)  $     (21.33)  $       (4.66)
  Extraordinary Item                                      --           0.52              --
                                               --------------  -------------  --------------

Net loss per limited partnership Interest      $      (33.57)  $     (21.85)  $       (4.66)
                                               ==============  =============  ==============

Weighted average number of limited
  partnership Interests                               38,974         39,053          39,751
                                               ==============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                               Limited         General
                                               Partners        Partner          Total
                                            --------------  --------------  ---------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Balances at December 31, 1998                $ 15,129,048   $    (187,460)  $   14,941,588

 Net loss                                        (185,285)         (1,872)        (187,157)

 Distributions declared                          (396,514)         (4,005)        (400,519)

 Repurchase of limited partnership
   Interests                                     (542,500)             --         (542,500)
                                             -------------  --------------  ---------------

Balances at December 31, 1999                  14,004,749        (193,337)      13,811,412

 Net loss                                        (853,403)         (8,620)        (862,023)

 Repurchase of limited partnership
   Interests                                      (38,000)             --          (38,000)
                                             -------------  --------------  ---------------

Balances at December 31, 2000                  13,113,346        (201,957)      12,911,389

 Net loss                                      (1,308,405)        (13,216)      (1,321,621)

 Repurchase of limited partnership
   Interests                                      (38,000)             --          (38,000)
                                             -------------  --------------  ---------------

Balances at December 31, 2001                $ 11,766,941   $    (215,173)  $   11,551,768
                                             =============  ==============  ===============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 2001           2000            1999
                                                           --------------- --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                   $  (1,321,621)  $    (862,023)   $   (187,157)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Provision for doubtful accounts                                  4,912              --              --
  Write-off of uncollectible accounts receivable                  (2,522)             --              --
  Loss on disposal of assets                                     102,550         208,709         260,883
  Gain on sale of assets                                              --          (5,188)             --
  Write-off of unamortized loan costs                                 --          20,721              --
  Depreciation and amortization                                2,776,352       2,496,770       1,960,493
  Changes in assets and liabilities:
   Cash and equivalents - restricted                              13,845         (22,071)        238,658
   Accounts receivable                                            12,760         132,799         (68,693)
   Other asset                                                     4,769        (170,281)        (10,534)
   Accounts payable                                              455,803      (1,186,149)        932,388
   Security deposits                                             (37,150)         41,607          (8,570)
   Other liabilities                                              34,555          53,749         137,604
   Minority interest                                              41,316          42,216          42,995
                                                           --------------  --------------   -------------

   Net cash provided by operating activities                   2,085,569         750,859       3,298,067
                                                           --------------  --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                      (295,868)     (2,380,205)     (8,737,997)
Proceeds from sale of assets                                          --           8,736              --
Minority interest                                                (59,373)        (69,589)        (36,363)
                                                           --------------  --------------   -------------

   Net cash used in investing activities                        (355,241)     (2,441,058)     (8,774,360)
                                                           --------------  --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and notes payable             (1,776,487)     (4,647,493)     (1,639,716)
Proceeds from mortgage loans and notes payable                   101,493       6,484,426       7,832,979
Cash distributions                                                    --              --        (503,017)
Repurchase of limited partnership Interests                      (38,000)        (38,000)       (542,500)
Additions to loan costs                                           (4,850)        (61,960)        (33,226)
                                                           --------------  --------------   -------------

   Net cash (used in) provided by financing activities        (1,717,844)      1,736,973       5,114,520
                                                           --------------  --------------   -------------

   Net increase (decrease) in cash and equivalents                12,484          46,774        (361,773)

CASH AND EQUIVALENTS, beginning of year                           47,683             909         362,682
                                                           --------------  --------------   -------------

CASH AND EQUIVALENTS, end of year                          $      60,167   $      47,683    $        909
                                                           ==============  ==============   =============

Interest paid on a cash basis, net of amounts capitalized  $   2,625,265   $   2,730,050    $  2,046,420
                                                           ==============  ==============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1- Significant Accounting Policies

A) Consolidation Policy and Joint Venture Accounting

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures.

From inception, we used the proportionate consolidation method of accounting for joint venture properties. Our proportionate interest in the joint ventures' assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with our own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

Proportionate consolidation was utilized by us due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners.

Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of our General Partner that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of our operations.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Other assets include minority interest in our joint venture properties totaling approximately $670,000 and $652,000 as of December 31, 2001 and 2000, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

B) Organization

NTS-Properties VI (the "Partnership") is a limited partnership organized under the laws of the state of Maryland in December 1984. Our General Partner is NTS-Properties Associates VI (a Kentucky limited partnership). We are in the business of developing, constructing, owning and operating apartment communities and commercial real estate.

C) Properties and Joint Ventures

We own and operate the following properties and joint ventures:

  Sabal Park Apartments, a 162-unit luxury apartment complex in Orlando, Florida.

  Park Place Apartments Phase I, a 180-unit luxury apartment complex in Lexington, Kentucky.

  Willow Lake Apartments, a 207-unit luxury apartment complex in Indianapolis, Indiana.

  Park Place Apartments Phase III, a 152-unit luxury apartment complex in Lexington, Kentucky.

  A 96.03% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida.

  A 95.04% joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet in Louisville, Kentucky.
D) Allocation of Net Income (Loss) and Cash Distributions

Pre-termination date net cash receipts and interim net cash receipts, as defined in the Partnership Agreement, and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the General Partner. Net cash proceeds, as defined in the Partnership Agreement, will be distributed as follows: (1) 99% to the limited partners and 1% to the General Partner until the limited partners have received cash distributions from all sources (except pre-termination date net cash receipts) equal to their original capital and (2) the remainder, 80% to the limited partners and 20% to the General Partner. Net operating income shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net operating income in excess of cash distributions and net gains from sales shall be allocated as follows: (1) pro-rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their original capital less cash distributions except distributions of pre-termination date net cash receipts and (3) the balance, 80% to the limited partners and 20% to the General Partner. Net operating losses have been allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying consolidated financial statements.

E) Tax Status

We have received a ruling from the Internal Revenue Service stating that we are classified as a limited partnership for federal income tax purposes. As such, we make no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership Interests for inclusion on their individual income tax returns.

A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                                         2001            2000           1999
                                                     -------------  -------------- --------------
Net loss                                             $ (1,321,621)   $   (862,023)  $   (187,157)
Items handled differently for tax purposes:
  Depreciation and amortization                          (189,171)        (49,381)      (198,220)
  Retirement of fixed assets                                7,873          31,443       (125,914)
  Prepaid rent and other capitalized leasing costs         37,933         (53,419)        86,459
  Bad debt allowance                                        2,390              --             --
  Accrued expenses                                          2,000              --             --
  Other miscellaneous expense                               3,066              --             --
  Rental income                                                --              --         25,331
                                                     -------------   -------------  -------------

Taxable loss                                         $ (1,457,530)   $   (933,380)  $   (399,501)
                                                     =============   =============  =============
F) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G) Reclassifications of 2000 and 1999 Financial Statements

Certain reclassifications have been made to the December 31, 2000 and 1999 financial statements to conform with December 31, 2001 classifications. These reclassifications have no effect on previously operating results or partners' equity.

H) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. At December 31, 2001, approximately $31,000 was transferred into the investment.

I) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements and funds reserved by us for the purchase of limited partnership Interests under the tender offers (see Note 4).

J) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost to us. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $76,335,000.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair value. Application of this standard by management during the years ended December 31, 2001, 2000 and 1999 did not result in an impairment loss.

K) Revenue Recognition - Rental Income and Capitalized Leasing Costs

We recognize revenues in accordance with each tenant's lease agreement. Certain of our lease agreements at Plainview Point III Office Center are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $12,771 and $36,155 at December 31, 2001 and 2000, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

L) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2001, 2000 and 1999.

M) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

N) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, residential properties in Kentucky (Lexington), Indiana (Indianapolis) and Florida (Orlando). We also own and operate, through a joint venture, a commercial property in Kentucky (Louisville). Substantially all of the commercial property's tenants are local businesses or are businesses which have operations in the Louisville area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                   2001                2000
                             -----------------  ------------------
Land and improvements         $   16,460,492     $    16,452,744

Building and improvements         59,574,238          59,470,033
                              ---------------    ----------------

                                  76,034,730          75,922,777

Less accumulated depreciation     31,048,382          28,424,051
                              ---------------    ----------------

                              $   44,986,348     $    47,498,726
                              ===============    ================
Note 4 - Tender Offers

From October 1998 through December 2000, we participated, along with ORIG, LLC, ("ORIG") an affiliate of ours, (the"Offerors"), in four tender offers. Through the four tender offers, we repurchased 1,600 Interests for $580,500 and ORIG purchased 8,074 Interests for $3,004,520. The price per Interest was $350 for the first tender offer, $370 for the second tender offer and $380 for the third and fourth tender offers. Interests that we repurchased were retired. Interests purchased by ORIG are being held by it.

On June 25, 2001, the Offerors commenced a tender offer for up to 200 Interests at a price of $380 per Interest. Under the terms of the tender offer, we were to purchase the first 100 Interests tendered and fund our purchases and our portion of the expenses of the offer from our cash reserves. If more than 100 Interests were tendered, ORIG was to purchase up to an additional 100 Interests, and if more than 200 Interests were tendered the Offerors had the option of purchasing all of the Interests tendered, or purchasing Interests on a pro rata basis. The tender offer was originally scheduled to expire on September 25, 2001. On July 30, 2001, the Offerors sent an amended and restated offer to purchase to all limited partners. On September 21, 2001, the tender offer was amended to extend the expiration date from September 25, 2001 to October 31, 2001. The amendment also increased the number of Interests the Offerors were willing to purchase from 200 to 3,000. On October 16, 2001, the Offerors filed an amendment, to the outstanding tender offer, with the Securities and Exchange Commission. The amendment notified the limited partners that the tender offer would expire on October 31, 2001 and that no further extensions were being contemplated by the Offerors. The amendment also stated that the number of Interests the Offerors were willing to purchase was being increased from 3,000 to 6,000. On October 31, 2001, the tender offer expired. Upon expiration, 5,566 Interests had been tendered. The Offerors accepted all 5,566 Interests, without proration. We repurchased 100 Interests for $38,000 and ORIG purchased 5,466 Interests for $2,077,080, plus offering expenses. We also incurred approximately $1,600 in expenses associated with the tender offer. Interests that we repurchased were retired. Interests purchased by ORIG are being held by it.

The offering price per Interest was established by our General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

Note 5 - Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

                                                              2001                2000
                                                       ------------------- -------------------
Mortgage payable with an insurance company, bearing
interest at 7.74%, due October 15, 2012, secured by
certain land, buildings and amenities.                    $ 11,700,216        $ 12,009,852

Mortgage payable with an insurance company, bearing
interest at 7.57%, due May 15, 2009, secured by
certain land, buildings and amenities.                       7,691,673           8,426,706

Mortgage payable with an insurance company, bearing
interest at 7.32%, due October 15, 2012, secured by
certain land, buildings and amenities.                       6,980,987           7,388,885

Mortgage payable with an insurance company, bearing
interest at 8.38%, due December 1, 2010, secured by
certain land, buildings and amenities.                       3,135,343           3,200,000

Mortgage payable with an insurance company, bearing
interest at 7.38%, due December 5, 2012, secured by
certain land and building.                                   2,341,123           2,474,360

Mortgage payable with an insurance company, bearing
interest at 7.38%, due December 5, 2012, secured by
certain land, buildings and amenities.                       1,560,749           1,649,573

Note payable to a bank, bearing interest at the
Prime Rate but not less than 6.0%, due March 27,
2003.  At December 31, 2001, the interest rate was              32,958                  --
6.0%.

Note payable to a bank, bearing interest at the
Prime Rate but not less than 6.0%, due March 27,
2003.  At December 31, 2001, the interest rate was
6.0%.                                                           31,333                  --
                                                          ------------        ------------

                                                          $ 33,474,382        $ 35,149,376
                                                          ============        ============

The mortgages and notes are payable in aggregate monthly installments of approximately $368,000 which includes principal and interest.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                Amount
---------------------------------     ---------------------------
                2002                    $             1,927,556
                2003                                  2,033,068
                2004                                  2,178,943
                2005                                  2,349,922
                2006                                  2,533,377
             Thereafter                              22,451,516
                                       --------------------------

                                        $            33,474,382
                                       ==========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $34,444,000.

Note 6 - Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2001:

For the Years Ended December 31,                Amount
---------------------------------     ---------------------------
                2002                    $               442,442
                2003                                    420,562
                2004                                    199,343
                2005                                     98,491
                                       --------------------------

                                        $             1,160,838
                                       ==========================

Note 7 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% and 6% of the gross revenues from residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                For the Years Ended December 31,
                                                        ----------------------------------------------
                                                             2001             2000           1999
                                                        --------------  --------------- --------------
Property management fees                                $     561,595   $      558,123  $     506,397
                                                        --------------  --------------- --------------

Property management                                         1,078,558          890,447        789,426
Leasing                                                       191,425          183,407        230,889
Administrative - operating                                    307,410          313,576        276,280
Other                                                          73,237            9,861         20,384
                                                        --------------  --------------- --------------

  Total operating expenses - affiliated                     1,650,630        1,397,291      1,316,979
                                                        --------------  --------------- --------------

Professional and administrative expenses - affilaited         408,061          325,298        244,834
                                                        --------------  --------------- --------------

Repairs and maintenance fees                                   32,703           43,418         37,526
Fixed assets                                                       --              299          1,337
Leasing commissions                                                --           14,586         15,787
Construction management                                         2,174          107,776        439,920
                                                        --------------  --------------- --------------

  Total related party transactions capitalized                 34,877          166,079        494,570
                                                        --------------  --------------- --------------

  Total related party transactions                      $   2,655,163   $    2,446,791  $   2,562,780
                                                        ==============  =============== ==============
Note 8 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2001.

We have been sued by Elder Construction & Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder Construction &Associates, Inc. V. NTS Development Company, Frontier Insurance Company, NTS-Properties VI, a Maryland Limited Partnership, NTS-Properties Associates VI, and NTS Capital Corporation.

Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. After being removed from the job for its failure to provide its services in a professional, diligent and workmanlike manner, a complaint was filed on behalf of Elder Construction in November 1999, alleging, inter alia, breach of contract. The Complaint requested judgment against all defendants in the amount of $233,122 plus interest and other relief against the defendants.

We and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach of contract. Discovery is nearing completion. The case has been set for trial in June 2002. The principals of the NTS defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the defendants of counterclaims against Elder Construction. We believe that the resolution of these legal proceedings will not have a material effect on our consolidated financial position or results of operations.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

We plan to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of such failures. Based upon these facts, we reassessed the useful lives of the roof assets and adjusted them accordingly. The adjustment resulted in an approximate $99,000 increase in depreciation expense for 2001. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2001, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be approximately $900,000 (an estimated $20,000 per building). It is anticipated that we will require at least 12 months to generate sufficient reserves to begin the remaining roof replacements.

We also plan to continue our efforts in the leasing of Plainview Point III Office Center. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. This left Plainview Point III Office Center with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000 will likely be needed for tenant finish costs.

The roof replacements and the future leasing expenses discussed above will be made using funds from operations or additional borrowings secured by our properties. There can be no guarantee that such funds will be available at which time the General Partner will manage the demand on liquidity according to our best interest.

Note 9 - Segment Reporting

Our reportable operating segments include - Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to the apartment complexes known as Willow Lake, Park Place Phase I, Sabal Park, Park Place Phase III and Golf Brook. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Plainview Point III Office Center.

The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. We evaluate performance based on stand-alone operating segment net income.

                                                                  2001
                                            ------------------------------------------------
                                             Residential       Commercial        Total
                                            -------------    --------------   --------------
Rental income                               $  10,102,931    $     856,492    $ 10,959,423
Interest and other income                          20,812            2,181          22,993
Gain on sale of assets                                 --               --              --
                                            --------------   --------------   -------------

  Total revenues                            $  10,123,743    $     858,673    $ 10,982,416
                                            --------------   --------------   -------------

Operating expenses                          $   4,294,594    $     393,742    $  4,688,336
Interest expense                                  828,955               --         828,955
Loss on disposal of assets                        102,550               --         102,550
Management fees                                   508,842           52,753         561,595
Real estate taxes                                 945,165           34,480         979,645
Professional and administrative                        --               --              --
Depreciation and amortization                   2,422,606          195,055       2,617,661
                                            --------------   --------------   -------------

  Total expenses                            $   9,102,712    $     676,030    $  9,778,742
                                            --------------   --------------   -------------

Net income                                  $   1,021,031    $     182,643    $  1,203,674
                                            ==============   ==============   =============

Land, buildings and amenities, net          $  42,715,277    $   2,251,634    $ 44,966,911
                                            ==============   ==============   =============

Expenditures for land, buildings and
 amenities                                  $     295,321    $         547    $    295,868
                                            ==============   ==============   =============

Segment liabilities                         $  12,312,985    $      76,727    $ 12,389,712
                                            ==============   ==============   =============

                                                                       2000
                                            -----------------------------------------------------------
                                               Residential         Commercial            Total
                                            ------------------ ------------------- --------------------
Rental income                               $      9,596,768    $        836,299    $      10,433,067
Interest and other income                            333,430              12,223              345,653
Gain on sale of assets                                 5,188                  --                5,188
                                            ------------------  ------------------  -------------------

  Total revenues                            $      9,935,386    $        848,522    $      10,783,908
                                            ------------------  ------------------  -------------------

Operating expenses                          $      3,870,165    $        373,460    $       4,243,625
Interest expense                                     869,312                  --              869,312
Loss on disposal of assets                           197,893              10,816              208,709
Management fees                                      506,603              51,520              558,123
Real estate taxes                                    915,267              33,415              948,682
Depreciation and amortization                      2,117,229             204,035            2,321,264
                                            ------------------  ------------------  -------------------

  Total expenses                            $      8,476,469    $        673,246    $       9,149,715
                                            ------------------  ------------------  -------------------

Net income (loss)                           $      1,458,917    $        175,276    $       1,634,193
                                            ==================  ==================  ===================

Land, buildings and amenities, net          $     45,021,285    $      2,450,231    $      47,471,516
                                            ==================  ==================  ===================

Expenditures for land, buildings and
 amenities                                  $      2,284,937    $         95,268    $       2,380,205
                                            ==================  ==================  ===================

Segment liabilities                         $     12,393,240    $        416,776    $      12,810,016
                                            ==================  ==================  ===================

                                                                        1999
                                            -----------------------------------------------------------
                                               Residential         Commercial              Total
                                            ------------------ -------------------  -------------------
Rental income                               $      8,841,609    $        851,524    $       9,693,133
Interest and other income                             24,050               1,312               25,362
Gain on sale of assets                                    --                  --                   --
                                            ------------------  ------------------  -------------------

  Total revenues                            $      8,865,659    $        852,836    $       9,718,495
                                            ------------------  ------------------  -------------------

Operating expenses                          $      3,441,499    $        381,112    $       3,822,611
Loss on disposal of assets                           243,256              17,627              260,883
Management fees                                      452,712              53,685              506,397
Real estate taxes                                    864,048              34,007              898,055
Depreciation and amortization                      1,621,961             173,971            1,795,932
                                            ------------------  ------------------  -------------------

  Total expenses                            $      6,623,476    $        660,402    $       7,283,878
                                            ------------------  ------------------  -------------------

Net income                                  $      2,242,183    $        192,434    $       2,434,617
                                            ==================  ==================  ===================

Land, buildings and amenities, net          $     45,131,045    $      2,573,453    $      47,704,498
                                            ==================  ==================  ===================

Expenditures for land, buildings and
 amenities                                  $      8,426,188    $        291,997    $       8,718,185
                                            ==================  ==================  ===================

Segment liabilities                         $      1,618,652    $        247,455    $       1,866,107
                                            ==================  ==================  ===================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                   2001             2000             1999
                                              --------------   ---------------  --------------
NET REVENUES
------------
Revenues for reportable segments               $ 10,982,416     $  10,783,908    $  9,718,495
Interest and other income for Partnership            10,631            18,267          19,089
                                               -------------    --------------   -------------

  Total consolidated net revenues              $ 10,993,047     $  10,802,175    $  9,737,584
                                               =============    ==============   =============

OPERATING EXPENSE
-----------------
Operating expense for reportable segments      $  4,688,336     $   4,243,625    $  3,822,611
Operating expense for Partnership                     8,403                --              --
                                               -------------    --------------   -------------

  Total consolidated operating expense         $  4,696,739     $   4,243,625    $  3,822,611
                                               =============    ==============   =============

INTEREST EXPENSE
----------------
Interest expense for reportable segments       $    828,955     $     869,312    $          --
Interest expense for Partnership                  1,827,251         1,844,227        2,018,575
                                               -------------    --------------   -------------

  Total interest expense                       $  2,656,206     $   2,713,539    $   2,018,575
                                               =============    ==============   ==============

DEPRECIATION AND AMORTIZATION
-----------------------------
Depreciation and amortization for
 reportable segments                           $  2,617,661     $   2,321,264    $   1,795,932
Depreciation and amortization for  Partnership       89,466            89,321           81,046
                                               -------------    --------------   --------------

  Total depreciation and amortization          $  2,707,127     $   2,410,585    $   1,876,978
                                               =============    ==============   ==============

NET INCOME (LOSS)
-----------------
Net income for reportable segments             $  1,203,674     $   1,634,193    $   2,434,617
Minority interest                                    41,316            42,216           42,995
Plus net loss for Partnership after
 extraordinary item                              (2,483,979)       (2,454,000)      (2,578,779)
                                               -------------    --------------   --------------

  Total net loss after extraordinary item      $ (1,321,621)    $    (862,023)   $    (187,157)
                                               =============    ==============   ==============

LAND, BUILDINGS AND AMENITIES
-----------------------------
Land, buildings and amenities for
 reportable segments                           $ 44,966,911     $  47,471,516    $  47,704,498
Land, buildings and amenities for Partnership        19,437            27,210           34,985
                                               -------------    --------------   --------------

  Total land, buildings and amenities          $ 44,986,348     $  47,498,726    $  47,739,483
                                               =============    ==============   ==============

EXPENDITURES
------------
Expenditures for land, buildings and
 amenities for reportable segments             $    295,868     $   2,380,205    $   8,718,185
Expenditures for land, buildings and
 amenities for Partnership                               --                --           19,812
                                               -------------    --------------   --------------

  Total expenditures                           $    295,868     $   2,380,205    $   8,737,997
                                               =============    ==============   ==============

LIABILITIES
-----------
Liabilities for reportable segments            $ 12,389,712     $  12,810,016    $   1,866,107
Liabilities for Partnership (1)                  22,554,648        23,356,130       33,553,899
                                               -------------    --------------   --------------

  Total liabilities                            $ 34,944,360     $  36,166,146    $  35,420,006
                                               =============    ==============   ==============
  These amounts primarily represent the mortgages held by us secured by the assets of the operating segments.

Note 10 - Selected Quarterly Financial Data (Unaudited)

                                                              For the Quarters Ended
                                      ---------------------------------------------------------------------
                2001                     March 31          June 30        September 30      December 31
------------------------------------- ---------------- ----------------- ---------------- -----------------

Total revenues                          $   2,618,078   $    2,745,064    $    2,899,118   $    2,730,787
Total expenses                              2,953,359        3,051,226         3,164,778        3,103,989
Minority interest                              12,682           10,110            10,214            8,310
Net loss                                     (347,963)        (316,272)         (275,874)        (381,512)
Net loss allocated to the
 limited partners                            (344,483)        (313,109)         (273,115)        (377,698)
Net loss per limited partnership
 Interest                                       (8.84)           (8.03)            (7.00)           (9.70)
The information presented in the table below is based on previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1A for further information regarding our change from the proportionate consolidation method to the equity method.

                                                              For the Quarters Ended
                                      ---------------------------------------------------------------------
                2000                     March 31          June 30        September 30      December 31
------------------------------------- ---------------- ----------------- ---------------- -----------------

Total revenues                         $    2,468,964   $    2,581,790    $    2,891,729   $    2,687,738
Total expenses                              2,628,032        2,891,355         3,087,649        2,885,208
Net loss                                     (159,068)        (309,565)         (195,920)        (197,470)
Net loss allocated to the
 limited partners                            (157,477)        (306,469)         (193,961)        (195,496)
Net loss per limited partnership
 Interest                                       (4.03)           (7.84)            (4.97)           (5.01)

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we have no directors or officers as such. Management is the responsibility of our General Partner, NTS-Properties Associates VI. We have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates VI are as follows:

J. D. Nichols

Mr. Nichols (age 60) is the managing General Partner of NTS-Properties Associates VI and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Mr. Lavin (age 48), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells

Mr. Wells (age 43), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc., a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in Virginia and Kentucky and is active in various charitable and philanthropic endeavors in the Louisville, Kentucky area.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 7 to the Consolidated Financial Statements which describes the calculations of these fees and sets forth transactions with affiliates to the General Partner for the years ended December 31, 2001, 2000 and 1999.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Note 1D to the Consolidated Financial Statements which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Interests as of January 31, 2002.

ORIG, LLC	15,354 Interests (39.48%)
10172 Linn Station Rd.
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates VI, our General Partner.

Our General Partner is NTS-Properties Associates VI, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of our General Partner and their total respective interests in NTS-Properties Associates VI are as follows:

J. D. Nichols	54.05%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation	9.95%
10172 Linn Station Road
Louisville, Kentucky 40223

The remaining 36.00% interests are owned by various limited partners of NTS Properties Associates VI.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent of our limited partnership Interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, that no additional forms were required for those persons.

Item 13 - Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% and 6% of the gross revenues from residential properties and commercial properties, respectively. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                For the Years Ended December 31,
                                                        ----------------------------------------------
                                                             2001             2000           1999
                                                        --------------  --------------- --------------
Property management fees                                $     561,595   $      558,123  $     506,397
                                                        --------------  --------------- --------------

Property management                                         1,078,558          890,447        789,426
Leasing                                                       191,425          183,407        230,889
Administrative - operating                                    307,410          313,576        276,280
Other                                                          73,237            9,861         20,384
                                                        --------------  --------------- --------------

  Total operating expenses - affiliated                     1,650,630        1,397,291      1,316,979
                                                        --------------  --------------- --------------

Professional and administrative expenses - affilaited         408,061          325,298        244,834
                                                        --------------  --------------- --------------

Repairs and maintenance fees                                   32,703           43,418         37,526
Fixed assets                                                       --              299          1,337
Leasing commissions                                                --           14,586         15,787
Construction management                                         2,174          107,776        439,920
                                                        --------------  --------------- --------------

  Total related party transactions capitalized                 34,877          166,079        494,570
                                                        --------------  --------------- --------------

  Total related party transactions                      $   2,655,163   $    2,446,791  $   2,562,780
                                                        ==============  =============== ==============

Our affiliate, ORIG, LLC has participated in tender offers for our Interests. See Item 7 and Item 8, Note - 4 for additional information on these tender offers.

PART IV

Item 14 - Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

1 - Consolidated Financial Statements

The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, along with the report of Arthur Andersen LLP dated March 21, 2002, appear in Part II, Item 8. The following schedules should be read in conjunction with those consolidated financial statements.

2 - Consolidated Financial Statement Schedules

Schedules:	Page No.

III-Real Estate and Accumulated Depreciation	55-58

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.		Page No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties VI, a Maryland
limited partnership.

3a.	First Amendment to Amended and Restated Agreement	**
of Limited Partnership of NTS-Properties VI, a Maryland
limited partnership.

10.	Property Management Agreement and Construction	*
Agreement between NTS Development Company and
NTS-Properties VI, a Maryland limited partnership.

99a.	Management's letter to the Securities and Exchange	***
Commission regarding representations received from
Arthur Andersen LLP.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985 (effective June 25, 1985)
under Commission File No. 2-96583.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0-14695).

***	Included with this Form 10-K as Exhibit 99a.

4 - Reports on Form 8-K

None.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

                                                                    Park Place
                                                 Willow Lake        Apartments
                                                 Apartments         Phase III
                                               ----------------   --------------
Encumbrances                                          (A)              (A)

Initial cost to Partnership:
 Land                                          $    3,770,328     $  2,411,441
 Buildings and improvements                        12,616,655       11,156,959

Cost capitalized subsequent to acquisition:
 Improvements                                         370,218            4,437

Gross amount at which carried
 December 31, 2001: (B)
  Land                                              3,773,182        2,411,441
  Buildings and improvements                       12,984,019       11,161,396
                                               ----------------   --------------

  Total                                        $   16,757,201     $ 13,572,837
                                               ================   ==============

Accumulated depreciation                       $    7,769,999     $  1,516,263
                                               ================   ==============

Date of construction                                 3/85             5/00

Date acquired                                        N/A              N/A

Life at which depreciation in latest income
 statement is computed                               (C)              (C)
  First mortgage held by an insurance company.
  Total aggregate cost of real estate for tax purposes is approximately $76,335,000.
  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

                                                                   Park Place
                                                  Sabal Park       Apartments
                                                  Apartments         Phase I
                                               ----------------  ---------------
Encumbrances                                         (A)              (B)

Initial cost to Partnership:
 Land                                          $     3,063,046   $    2,320,938
 Buildings and improvements                          8,417,719        9,630,935

Cost capitalized subsequent to
 acquisition:
  Improvements                                         345,409          250,184

Gross amount at which carried
 December 31, 2001:
  Land                                               3,113,211        2,366,099
  Buildings and improvements                         8,712,963        9,835,958
                                               ----------------  ---------------

   Total                                       $    11,826,174   $   12,202,057
                                               ================  ===============

Accumulated depreciation                       $     5,862,628   $    5,688,414
                                               ================  ===============

Date of construction                                06/84            04/84

Date acquired                                        N/A              N/A

Life at which depreciation in latest
 income statement is computed                        (C)              (C)
  First mortgage held by two insurance companies.
  First mortgage held by an insurance company.
  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term from tenant improvements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

                                                               Plainview          Total
                                              Golf Brook    Point III Office      Pages
                                              Apartments        Building          55-57
                                           ---------------- ----------------- -------------
Encumbrances                                     (A)              (A)

Initial cost to Partnership:
 Land                                       $  3,897,193     $   837,550      $ 16,300,496
 Buildings and improvements                   12,776,885       2,387,013        56,986,166

Cost capitalized subsequent to
 acquisition:
  Improvements                                   432,139       1,306,809         2,709,196

Gross amount at which carried
 December 31, 2001:
  Land                                         3,941,535         855,024        16,460,492
  Buildings and improvements                  13,164,682       3,676,348        59,535,366
                                            -------------    ------------     -------------

  Total                                     $ 17,106,217     $ 4,531,372      $ 75,995,858
                                            =============    ============     =============

Accumulated depreciation                    $  7,911,905      $ 2,279,738     $ 31,028,947
                                            =============    ============    ==============

Date of construction                           05/88            01/88

Date acquired                                   N/A              N/A

Life at which depreciation in latest
  income statement is computed                  (B)              (B)
  First mortgage held by an insurance company.
  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.
  Reconciliation net of accumulated depreciation to consolidated financial statements:

     Total gross cost at December 31, 2001                                           $ 75,995,858
       Additions to Partnership for computer hardware and software                         38,872
                                                                                     -------------

     Balance at December 31, 2001                                                      76,034,730
       Less accumulated depreciation - per above                                       31,028,947
       Less accumulated depreciation for Partnership computer hardware and software        19,435
                                                                                     -------------

     Land, buildings and amenities, net at December 31, 2001                         $ 44,986,348
                                                                                     =============

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                               Real             Accumulated
                                               Estate           Depreciation
                                         ------------------ -------------------
Balances at December 31, 1998               $ 66,142,911        $  25,006,395

Additions during period:
 Improvements                                  8,737,997                  --
 Depreciation (A)                                     --           1,874,147

Deductions during period:
 Retirements                                    (827,881)          (566,998)
                                            -------------       ------------

Balances at December 31, 1999                 74,053,027           26,313,544

Additions during period:
 Improvements                                  2,380,205                  --
 Depreciation (A)                                     --           2,408,705

Deductions during period:
 Retirements                                    (510,455)           (298,198)
                                            -------------       -------------

Balances at December 31, 2000                 75,922,777           28,424,051

Additions during period:
 Improvements                                    295,868                  --
 Depreciation (A)                                     --           2,705,696

Deductions during period:
 Retirements                                    (183,915)            (81,365)
                                            -------------       -------------

Balances at December 31, 2001               $ 76,034,730        $ 31,048,382
                                            =============       =============
  The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Consolidated Statements of Cash Flows due to the amortization of loan costs, capitalized leasing costs and special tenant allowance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES VI, LTD. A Maryland Limited Partnership

By:	NTS-Properties Associates VI,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: March 29, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates VI and
Chairman of the Board and Sole Director of NTS
Capital Corporation
/s/ Brian F. Lavin

Brian F. Lavin	President and Chief Operating Officer of NTS Capital
Corporation
/s/ Gregory A. Wells

Gregory A. Wells	Senior Vice President and Chief Financial Officer of
NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.