Form 10-Q
period 2002-03-31
NTS PROPERTIES VI/MD
filed 2002-05-14
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14695

NTS-PROPERTIES VI,
A Maryland Limited Partneship

Incorporated pursuant to the Laws of the State of Maryland

Internal Revenue Service - Employer Identification No. 61-1066060

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2002
	and December 31, 2001	3

	Statement of Partners' Equity as of March 31, 2002	3

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2002                     2001*
                                                              -------------------      -------------------
                                                                  (UNAUDITED)
ASSETS
------
Cash and equivalents                                         $            155,562     $             60,167
Cash and equivalents - restricted                                         266,305                  217,906
Accounts receivable, net of allowance for doubtful
  accounts of $8,551 at March 31, 2002 and $2,390 at
  December 31, 2001                                                        36,549                   52,389
Land, buildings and amenities, net                                     44,287,020               44,986,348
Other assets                                                            1,222,933                1,179,318
                                                              -------------------      -------------------

      TOTAL ASSETS                                           $         45,968,369     $         46,496,128
                                                              ===================      ===================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                                  $         32,999,205     $         33,474,382
Accounts payable                                                          955,597                  932,295
Security deposits                                                         222,433                  223,533
Other liabilities                                                         610,378                  314,150
                                                              -------------------      -------------------

      TOTAL LIABILITIES                                                34,787,613               34,944,360

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                       11,180,756               11,551,768
                                                              -------------------      -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                       $         45,968,369     $         46,496,128
                                                              ===================      ===================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                      Limited              General
                                                      Partners             Partner                Total
                                                 ------------------   ------------------    ------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $         40,518,631 $                100  $         40,518,731
Net loss - prior years                                  (14,096,238)             (93,996)          (14,190,234)
Net loss - current year                                    (367,302)              (3,710)             (371,012)
Cash distributions declared to date                     (12,006,384)            (121,277)          (12,127,661)
Repurchase of limited partnership Interests              (2,649,068)                  --            (2,649,068)
                                                 ------------------   ------------------    ------------------

BALANCES AT MARCH 31, 2002                     $         11,399,639 $           (218,883) $         11,180,756
                                                 ==================   ==================    ==================

*     Reference is made to the audited consolidated financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2002                     2001
                                                              -------------------      -------------------
REVENUES
--------
Rental income                                                $          2,609,868     $          2,611,370
Interest and other income                                                   4,137                    6,708
                                                              -------------------      -------------------

     TOTAL REVENUES                                                     2,614,005                2,618,078
                                                              -------------------      -------------------

EXPENSES
--------
Operating expenses                                                        697,166                  721,659
Operating expenses - affiliated                                           429,623                  365,619
Loss on disposal of assets                                                     --                   56,042
Interest expense                                                          630,685                  662,663
Management fees                                                           134,282                  133,975
Real estate taxes                                                         243,481                  242,394
Professional and administrative expenses                                   49,027                   41,392
Professional and administrative expenses - affiliated                      92,370                   79,545
Depreciation and amortization                                             701,234                  650,070
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                     2,977,868                2,953,359
                                                              -------------------      -------------------

Loss before minority interest                                            (363,863)                (335,281)
Minority interest                                                           7,149                   12,682
                                                              -------------------      -------------------

Net loss                                                     $           (371,012)    $           (347,963)
                                                              ===================      ===================

Net loss allocated to the limited partners                   $           (367,302)    $           (344,483)
                                                              ===================      ===================

Net loss per limited partnership Interest                    $              (9.44)    $              (8.84)
                                                              ===================      ===================

Weighted average number of limited partnership Interests                   38,889                   38,989
                                                              ===================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A Maryland Limited Partnership
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                               ----------------------------------------------
                                                                      2002                       2001
                                                               -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                     $            (371,012)     $            (347,963)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                          8,551                         --
    Write-off of uncollectible accounts receivable                          (2,390)                        --
    Loss on disposal of assets                                                  --                     56,042
    Depreciation and amortization                                          714,752                    668,356
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                    (48,399)                   (41,952)
      Accounts receivable                                                    9,679                     27,230
      Other assets                                                         (47,053)                    (5,683)
      Accounts payable                                                      23,302                    115,800
      Security deposits                                                     (1,100)                   (17,525)
      Other liabilities                                                    296,228                    240,664
      Minority interest income                                               7,149                     12,682
                                                               -------------------        -------------------

     Net cash provided by operating activities                             589,707                    707,651
                                                               -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                  (1,906)                  (146,670)
Minority interest distributions                                            (17,229)                   (20,184)
                                                               -------------------        -------------------

     Net cash used in investing activities                                 (19,135)                  (166,854)
                                                               -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and notes payable                         (475,177)                  (429,851)
Proceeds from notes payable                                                     --                    101,493
Additions to loan costs                                                         --                     (4,850)
                                                               -------------------        -------------------

     Net cash used in financing activities                                (475,177)                  (333,208)
                                                               -------------------        -------------------

     Net increase in cash and equivalents                                   95,395                    207,589

CASH AND EQUIVALENTS, beginning of period                                   60,167                     47,683
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $             155,562      $             255,272
                                                               ===================        ===================

Interest paid on a cash basis                                $             628,725      $             646,010
                                                               ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A Maryland Limited Partnership
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements and schedules included herein should be read in conjunction with NTS-Properties VI's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001.

Note 1 - Consolidation Policy and Joint Venture Accounting

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. As used in this Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures.

Other assets includes minority interest in our joint venture properties totaling approximately $680,000 and $670,000 as of March 31, 2002 and December 31, 2001, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, apartment communities in Kentucky (Lexington), Indiana (Indianapolis) and Florida (Orlando). We also own and operate, through a joint venture, a commercial rental property in Kentucky (Louisville). Substantially all of the commercial property's tenants are local businesses or are businesses which have operations in the Louisville area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of March 31, 2002, approximately $57,000 was transferred into the investment.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by us for the repurchase of limited partnership Interests under the tender offers.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to us. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $76,335,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended March 31, 2002, did not result in any impairment loss.

Note 7 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                           March 31,                December 31,
                                                              2002                      2001
                                                       ------------------        -------------------
Mortgage payable with an insurance company,
bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.   $          11,615,996      $          11,700,216

Mortgage payable with an insurance company,
bearing interest at  7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.               7,497,198                  7,691,673

Mortgage payable with an insurance company,
bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.               6,872,598                  6,980,987

Mortgage payable with an insurance company,
bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.               3,118,318                  3,135,343

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.               2,306,254                  2,341,123

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.               1,537,503                  1,560,749

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due March 27, 2003. At
March 31, 2002, the interest rate was  6.00%.                      26,319                     32,958

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due March 31, 2003. At
March 31, 2002, the interest rate was  6.00%.                      25,019                     31,333
                                                       ------------------        -------------------

                                                    $          32,999,205      $          33,474,382
                                                       ==================        ===================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $33,944,000.

Note 8 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from the commercial property. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                               Three Months Ended
                                                                   March 31,
                                                      ------------------------------------
                                                            2002                2001
                                                      -----------------   ----------------

Property management fees                             $          134,282  $         133,975
                                                      -----------------   ----------------

Property management                                             279,737            253,884
Leasing                                                          42,902             38,908
Administrative - operating                                       82,289             70,696
Other                                                            24,695              2,131
                                                      -----------------   ----------------

     Total operating expenses - affiliated                      429,623            365,619
                                                      -----------------   ----------------

Professional and administrative expenses - affiliated            92,370             79,545
                                                      -----------------   ----------------

Repairs and maintenance fees                                        106             13,137
Leasing commissions                                               2,117                 --
Construction management                                              --              2,174
                                                      -----------------   ----------------

     Total related party transactions  capitalized                2,223             15,311
                                                      -----------------   ----------------

Total related party transactions                     $          658,498  $         594,450
                                                      =================   ================

During the three months ended March 31, 2002 and 2001, we were charged $7,397 and $5,380, respectively, for property maintenance fees from an affiliate of NTS Development Company.

Note 9 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at March 31, 2002.

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

We plan to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate $47,000 increase in depreciation expense for the three months ended March 31, 2002. We do not have sufficient working capital to make all of the roof replacements at one time. As of March 31, 2002, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be $900,000 ($20,000 per building). It is anticipated that we will require at least 12 months to generate sufficient cash reserves to begin the remaining roof replacements.

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

Note 10 - Segment Reporting

Our reportable operating segments include Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to apartment communities known as Willow Lake, Park Place Phase I, Park Place Phase III, Sabal Park and Golf Brook. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Plainview Point III Office Center.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. We evaluate performance based on stand-alone operating segment net income.

                                                            Three Months Ended March 31, 2002
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        2,466,537 $           143,331 $         2,609,868
Interest and other income                                   1,069               2,517               3,586
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        2,467,606 $           145,848 $         2,613,454
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        1,046,457 $            80,332 $         1,126,789
Interest expense                                          196,602                  --             196,602
Management fees                                           125,978               8,304             134,282
Real estate taxes                                         234,685               8,796             243,481
Depreciation and amortization                             632,046              46,821             678,867
                                                -----------------  ------------------  ------------------

     Total expenses                            $        2,235,768 $           144,253 $         2,380,021
                                                =================  ==================  ==================

     Net income                                $          231,838 $             1,595 $           233,433
                                                =================  ==================  ==================

                                                            Three Months Ended March 31, 2001
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        2,376,003 $           235,367 $         2,611,370
Interest and other income                                   3,321                 862               4,183
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        2,379,324 $           236,229 $         2,615,553
                                                =================  ==================  ==================

Operating expenses and operating expenses -
   affiliated                                  $        1,000,512 $            86,766 $         1,087,278
Loss on disposal of assets                                 56,042                  --              56,042
Interest expense                                          207,241                  --             207,241
Management fees                                           119,425              14,550             133,975
Real estate taxes                                         233,871               8,523             242,394
Depreciation and amortization                             578,730              48,973             627,703
                                                -----------------  ------------------  ------------------

     Total expenses                            $        2,195,821 $           158,812 $         2,354,633
                                                =================  ==================  ==================

     Net income                                $          183,503 $            77,417 $           260,920
                                                =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months March 31, 2002 and 2001, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                            Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2002                 2001
                                                                  -----------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments                         $          2,613,454 $          2,615,553
Other income for Partnership                                                    551                2,525
                                                                  -----------------    -----------------

     Total consolidated net revenues                           $          2,614,005 $          2,618,078
                                                                  =================    =================

INTEREST EXPENSE
----------------
Interest expense for reportable segments                       $            196,602 $            207,241
Interest expense for Partnership                                            434,083              455,422
                                                                  -----------------    -----------------

     Total interest expense                                    $            630,685 $            662,663
                                                                  =================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments    $            678,867 $            627,703
Depreciation and amortization for Partnership                                22,367               22,367
                                                                  -----------------    -----------------

     Total depreciation and amortization                       $            701,234 $            650,070
                                                                  =================    =================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments                       $            233,433 $            260,920
Minority interest for Partnership                                             7,149               12,682
Plus net loss for Partnership                                              (597,296)            (596,201)
                                                                  -----------------    -----------------

     Total net loss                                            $           (371,012)$           (347,963)
                                                                  =================    =================
Note 11 - Subsequent Event

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed a tender offer with the Securities and Exchange Commission, to purchase up to 2,000 of the limited partnership Interests at a price of $380 per Interest as of the date of the tender offer. Approximately $770,000 ($760,000 to purchase 2,000 Interests plus approximately $10,000 for expenses associated with the tender offer) is required to purchase all 2,000 Interests. If more than 2,000 Interests are tendered, ORIG may choose to acquire the additional Interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on August 2, 2002 unless extended. We are not participating in this tender offer.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets."

Cautionary Statements

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.
Occupancy Levels

The occupancy levels at our properties and joint ventures as of March 31, 2002 and 2001 were as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                         ----------------------------------------------
                                                              2002 (1)                     2001
                                                         -------------------        -------------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (2)                                        90%                        96%
Park Place Apartments Phase I (3)                                73%                        76%
Willow Lake Apartments (2)                                       88%                        94%
Park Place Apartments Phase III (3)                              74%                        56%

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at March 31, 2002)
---------------------------------------------

Golf Brook Apartments (96.03%) (2)                               84%                        88%
Plainview Point III Office Center (95.04%)(4)                    54%                        98%
  With the exception of Plainview Point III Office Center, current occupancy levels are considered adequate to continue operation of our properties.
  In our opinion, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Park Place Apartments has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000, will likely be needed for tenant finish expenses. To fund the costs for the tenant finish, we would have to obtain additional financing.

The average occupancy levels at our properties and joint ventures during the three months ended March 31, 2002 and 2001 were as follows:

                                                                  Three Months Ended March 31,
                                                         ----------------------------------------------
                                                                2002                       2001
                                                         -------------------        -------------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (1)                                        91%                        97%
Park Place Apartments Phase I (2)                                72%                        74%
Willow Lake Apartments (1)                                       88%                        91%
Park Place Apartments Phase III (2)                              74%                        53%

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at March 31, 2002)
---------------------------------------------

Golf Brook Apartments (96.03%)(1)                                86%                        88%
Plainview Point III Office Center (95.04%) (3)                   54%                        98%
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
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000, will likely be needed for tenant finish expenses. To fund the costs for the tenant finish, we would have to obtain additional financing.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months ended March 31, 2002 and 2001 were as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                      -------------------------------------------
                                                             2002                    2001
                                                      -------------------     -------------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                                $            472,334    $            504,181
Park Place Apartments Phase I                        $            352,479    $            347,735
Willow Lake Apartments                               $            608,451    $            585,857
Park Place Apartments Phase III                      $            302,710    $            222,163

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at March 31, 2002)
---------------------------------------------

Golf Brook Apartments (96.03%)                       $            731,633    $            719,388
Plainview Point III Office Center (95.04%)           $            145,848    $            236,229

Results of Operations

If there has not been a material change in an item from March 31, 2001 to March 31, 2002, we have omitted any discussion concerning that item.

Operating Expenses - Affiliated

Operating expenses - affiliated increased approximately $64,000, or 18%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of increased personnel costs for property management, leasing and administration. Operating expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

The Loss on Disposal of Assets

The loss on disposal of assets for the three months ended March 31, 2001, can be attributed to Park Place Apartments Phase I and Willow Lake Apartments due to partial retirements made as a result of exterior repair projects.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $8,000, or 18%, for the three months ended March 31, 2002, as compared to the same period in 2001. The increase is mainly the result of increased legal and professional fees.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses increased approximately $13,000, or 16%, for the three months ended March 31, 2002, as compared to the same period in 2001. The increase is primarily the result of increased personnel costs. Professional and administrative expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate the Partnership.

Depreciation Expense

Depreciation expense increased approximately $51,000, or 8%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of management's change in the estimated useful life of all the roof assets at Park Place Phase I and Willow Lake Apartments in July 2001. The estimated useful life was reduced in anticipation of replacing the roofs (resulting in increased depreciation of approximately $47,000). The increase is also due to building improvements and water sub-metering installations, net of retirements at Park Place I and Willow Lake Apartments.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $76,335,000.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                    Three Months Ended
                                                                         March 31,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
Operating activities                                $             589,707      $             707,651
Investing activities                                              (19,135)                  (166,854)
Financing activities                                             (475,177)                  (333,208)
                                                       ------------------        -------------------

     Net increase in cash and equivalents           $              95,395      $             207,589
                                                       ==================        ===================

Net cash provided by operating activities decreased approximately $118,000, or 17%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease was primarily driven by the change in payables and other assets in 2002. These increases were partially offset by the change in other liabilities in 2002.

The decrease of approximately $148,000, or 89%, in net cash used in investing activities during the three months ended March 31, 2002, as compared to the same period in 2001, was primarily due to decreased capital expenditures.

The increase of approximately $142,000, or 43%, in net cash used in financing activities, during the three months ended March 31, 2002, as compared to the same period in 2001, was primarily due to a decrease in proceeds from mortgage loans and an increase in principal payments made on mortgages and notes payable.

Due to the fact that no distributions were made during the three months ended March 31, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital on a GAAP basis has been omitted.

The demand on future liquidity is anticipated to increase as a result of the replacement of roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate $47,000 increase in depreciation expense for the three months ended March 31, 2002. We do not have sufficient working capital to make all of the roof replacements at one time. As of March 31, 2002, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing the remaining roofs is estimated to be $900,000 ($20,000 per building). It is anticipated that it will require at least 12 months to generate sufficient reserves to continue the roof replacements. Roof replacements will be made as each roof fails and as working capital permits.

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point III Office Center. One tenant which occupied 16,895 square feet, or 27%, of the building vacated its space at the end of its lease term, which was November 30, 2001. This left Plainview Point III Office Center with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000, will likely be needed for tenant finish costs. It is expected that we will obtain additional financing to fund these costs.

Future liquidity will also be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

In an effort to continue to improve occupancy at our apartment communities, we have an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments, and negotiates lease renewals with current residents.

The leasing and renewal negotiations for our commercial property are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial property. All advertising for the commercial property is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of two notes payable of $26,319 and $25,019, that bear interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,624,000 decrease in the fair value of debt.

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

Date: May 14, 2002