Form 10-Q
period 2002-06-30
NTS PROPERTIES VI/MD
filed 2002-08-14
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2002
	and December 31, 2001	3

	Consolidated Statement of Partners' Equity
	as of June 30, 2002	3

	Consolidated Statements of Operations for the Three Months
	and Six Months Ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

PART II

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                 As of              As of
                                                               June 30,          December 31,
                                                                 2002               2001*
                                                           -----------------  ------------------
                                                              (UNAUDITED)
ASSETS
------
Cash and equivalents                                      $          104,910  $           60,167
Cash and equivalents - restricted                                    331,391             217,906
Accounts receivable,  net of allowance for doubtful
  accounts of $589 at June 30, 2002 and $2,390 at
  December 31, 2001                                                   52,331              52,389
Land, buildings and amenities, net                                43,623,509          44,986,348
Other assets                                                       1,197,925           1,179,318
                                                           -----------------   -----------------

      TOTAL ASSETS                                        $       45,310,066  $       46,496,128
                                                           =================   =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                               $       32,525,800  $       33,474,382
Accounts payable                                                     891,342             932,295
Security deposits                                                    233,143             223,533
Other liabilities                                                    755,456             314,150
                                                           -----------------   -----------------

      TOTAL LIABILITIES                                           34,405,741          34,944,360

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                  10,904,325          11,551,768
                                                           -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $       45,310,066  $       46,496,128
                                                           =================   =================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                      Limited              General
                                                      Partners             Partner                Total
                                                 ------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs   $         40,518,631  $               100   $       40,518,731
Net loss - prior years                                  (14,096,238)             (93,996)         (14,190,234)
Net loss - current year                                    (640,969)              (6,474)            (647,443)
Cash distributions declared to date                     (12,006,384)            (121,277)         (12,127,661)
Repurchase of limited partnership Interests              (2,649,068)                  --           (2,649,068)
                                                 ------------------   ------------------    -----------------

BALANCES AT JUNE 30, 2002                      $         11,125,972  $          (221,647)  $       10,904,325
                                                 ==================   ==================    =================

*     Reference is made to the audited consolidated financial statements in the Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                             -----------------------------  -----------------------------
                                                  2002           2001           2002            2001
                                             --------------  -------------  -------------   -------------
REVENUES
--------
Rental income                               $     2,587,465 $    2,730,716 $    5,197,333  $    5,342,086
Interest and other income                             6,136         14,348         10,273          21,056
Gain on sale of assets                                  279             --            279              --
                                             --------------  -------------  -------------   -------------

     TOTAL REVENUES                               2,593,880      2,745,064      5,207,885       5,363,142
                                             --------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                  654,296        801,407      1,351,462       1,523,064
Operating expenses - affiliated                     379,752        397,828        809,375         763,447
Loss on disposal of assets                              532         12,324            532          68,366
Interest expense                                    632,619        671,990      1,263,304       1,334,653
Management fees                                     134,003        140,659        268,285         274,635
Real estate taxes                                   225,454        242,394        468,935         484,789
Professional and administrative expenses             42,317         46,821         91,345          88,213
Professional and administrative expenses -
  affiliated                                         89,465         86,235        181,835         165,780
Depreciation and amortization                       703,036        651,568      1,404,270       1,301,638
                                             --------------  -------------  -------------   -------------

     TOTAL EXPENSES                               2,861,474      3,051,226      5,839,343       6,004,585
                                             --------------  -------------  -------------   -------------

Net loss before minority interest                  (267,594)      (306,162)      (631,458)       (641,443)
Minority interest                                     8,836         10,110         15,985          22,792
                                             --------------  -------------  -------------   -------------

Net loss                                    $      (276,430)$     (316,272)$     (647,443) $     (664,235)
                                             ==============  =============  =============   =============

Net loss allocated to the limited partners  $      (273,666)$     (313,109)$     (640,969) $     (657,593)
                                             ==============  =============  =============   =============

Net loss per limited partnership Interest   $         (7.04)$        (8.03)$       (16.48) $       (16.87)
                                             ==============  =============  =============   =============

Weighted average number of limited
  partnership Interests                              38,889         38,989         38,889          38,989
                                             ==============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Six Months Ended
                                                                            June 30,
                                                             ---------------------------------------
                                                                    2002                 2001
                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                     $         (647,443)  $         (664,235)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                       8,722                   --
    Write-off of uncollectible accounts receivable                      (10,523)                  --
    Loss on disposal of assets                                              532               68,366
    Gain on sale of assets                                                 (279)                  --
    Depreciation and amortization                                     1,431,037            1,338,293
    Minority interest income                                             15,985               22,792
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                (113,485)            (140,582)
      Accounts receivable                                                 1,859               20,625
      Other assets                                                       (1,811)              36,653
      Accounts payable                                                  (40,953)              55,469
      Security deposits                                                   9,610               (9,075)
      Other liabilities                                                 441,306              405,708
                                                              -----------------    -----------------

     Net cash provided by operating activities                        1,094,557            1,134,014
                                                              -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                              (41,963)             (29,297)
Proceeds from sale of assets                                                279                   --
Investment in joint ventures by minority partners, net                  (36,048)             (41,390)
                                                              -----------------    -----------------

     Net cash used in investing activities                              (77,732)             (70,687)
                                                              -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and notes payable                      (948,582)            (868,294)
Proceeds from notes payable                                                  --              101,493
Additions to loan costs                                                 (23,500)              (4,850)
                                                              -----------------    -----------------

     Net cash used in financing activities                             (972,082)            (771,651)
                                                              -----------------    -----------------

     Net increase in cash and equivalents                                44,743              291,676

CASH AND EQUIVALENTS, beginning of period                                60,167               47,683
                                                              -----------------    -----------------

CASH AND EQUIVALENTS, end of period                          $          104,910   $          339,359
                                                              =================    =================

Interest paid on a cash basis                                $        1,259,222   $        1,325,654
                                                              =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties VI's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and six months ended June 30, 2002 and 2001.

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

Other assets includes minority interest in our joint venture properties totaling approximately $690,000 and $670,000 as of June 30, 2002 and December 31, 2001, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2002, approximately $84,000 of said investment was included in cash and cash equivalents.

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

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $76,335,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended June 30, 2002, did not result in any impairment loss.

Note 7 - Tender Offer

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

Note 8 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                            June 30,                December 31,
                                                              2002                      2001
                                                       ------------------        -------------------
Mortgage payable with an insurance company,
bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.     $        11,535,042       $         11,700,216

Mortgage payable with an insurance company,
bearing interest at  7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.               7,302,104                  7,691,673

Mortgage payable with an insurance company,
bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.               6,764,954                  6,980,987

Mortgage payable with an insurance company,
bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.               3,100,934                  3,135,343

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.               2,270,738                  2,341,123

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.               1,513,825                  1,560,749

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due March 27, 2003. At
June 30, 2002, the interest rate was  6.00%.                       19,587                     32,958

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due March 31, 2003. At
June 30, 2002, the interest rate was  6.00%.                       18,616                     31,333
                                                       ------------------        -------------------

                                                      $        32,525,800       $         33,474,382
                                                       ==================        ===================

As of June 30, 2002, the fair value of long-term debt is approximately $33,872,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

Note 9 - Related Party Transactions

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                 Six Months Ended
                                                                     June 30,
                                                      --------------------------------------
                                                             2002                2001
                                                      ------------------  ------------------

Property management fees                             $           268,285 $           274,635
                                                      ------------------  ------------------

Property management                                              522,400             523,088
Leasing                                                           91,517              96,917
Administrative - operating                                       162,351             139,463
Other                                                             33,107               3,979
                                                      ------------------  ------------------

     Total operating expenses - affiliated                       809,375             763,447
                                                      ------------------  ------------------

Professional and administrative expenses - affiliated            181,835             165,780
                                                      ------------------  ------------------

Repairs and maintenance fee                                          106              18,285
Leasing commissions                                                3,197                  --
Construction management                                               --               2,174
                                                      ------------------  ------------------

     Total related party transactions  capitalized                 3,303              20,459
                                                      ------------------  ------------------

Total related party transactions                     $         1,262,798 $         1,224,321
                                                      ==================  ==================

During the six months ended June 31, 2002 and 2001, we were charged $14,793 and $10,760, respectively, for property maintenance fees from an affiliate of NTS Development Company.

Note 10 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at June 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the six months ended June 30, 2002, our share of these legal costs was approximately $25,000, which was expensed.

We have been sued by Elder Construction & Associates, Inc. in Jefferson Circuit Court, Louisville, Kentucky, in a lawsuit styled Elder Construction & Associates, Inc. v. NTS Development Company, Frontier Insurance Company, NTS-Properties VI, a Maryland Limited Partnership, NTS-Properties Associates VI and NTS Capital Corporation.

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

We, and the other Defendants, answered the Complaint and asserted counterclaims against the Plaintiff for, inter alia, breach of contract. The principals of the NTS Defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the Defendants of counterclaims against Elder Construction. The case had been set for trial in June 2002, but was removed from the trial docket by the parties, who have agreed to binding arbitration to settle this lawsuit. The binding arbitration should begin in early fall 2002 and conclude shortly thereafter. We believe that the resolution of these legal proceedings, through binding arbitration, will not have a material effect on our consolidated position or results of operations.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations except as discussed herein. However, due to the event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

We plan to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate $99,000 increase in depreciation expense for the six months ended June 30, 2002. We do not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2002, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be $900,000 ($20,000 per building).

Note 11 - Segment Reporting

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

                                                              Three Months Ended June, 2002
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------   -----------------   -----------------
Rental income                                  $        2,451,174  $          136,291  $        2,587,465
Interest and other income                                   5,254                 103               5,357
Gain on sale of assets                                        279                  --                 279
                                                -----------------   -----------------   -----------------

     Total net revenues                        $        2,456,707  $          136,394  $        2,593,101
                                                =================   =================   =================

Operating expenses and operating expenses -
  affiliated                                   $          954,075  $           79,973  $        1,034,048
Loss on disposal of assets                                    532                  --                 532
Management fees                                           125,808               8,195             134,003
Real estate taxes                                         216,658               8,796             225,454
Interest expense                                          196,126                  --             196,126
Depreciation and amortization                             633,971              46,699             680,670
                                                -----------------   -----------------   -----------------

     Total expenses                            $        2,127,170  $          143,663  $        2,270,833
                                                =================   =================   =================

     Net income (loss)                         $          329,537  $           (7,269) $          322,268
                                                =================   =================   =================

                                                            Three Months Ended June 30, 2001
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
                                                =================  ==================  ==================

                                                               Six Months Ended June, 2002
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------   -----------------   -----------------
Rental income                                  $        4,917,711  $          279,622  $        5,197,333
Interest and other income                                   6,323               2,620               8,943
Gain on sale of assets                                        279                  --                 279
                                                -----------------   -----------------   -----------------

     Total net revenues                        $        4,924,313  $          282,242  $        5,206,555
                                                =================   =================   =================

Operating expenses and operating expenses -
  affiliated                                   $        2,000,532  $          160,305           2,160,837
Loss on disposal of assets                                    532                  --                 532
Management fees                                           251,786              16,499             268,285
Real estate taxes                                         451,343              17,592             468,935
Interest expense                                          392,728                  --             392,728
Depreciation and amortization                           1,266,017              93,520           1,359,537
                                                -----------------   -----------------   -----------------

     Total expenses                            $        4,362,938  $          287,916  $        4,650,854
                                                =================   =================   =================

     Net income (loss)                         $          561,375  $           (5,674) $          555,701
                                                =================   =================   =================

                                                             Six Months Ended June 30, 2001
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
                                                =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2002 and 2001, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                         Three Months Ended June 30,
                                                   ---------------------------------------
                                                          2002                 2001
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments           $          2,593,101 $          2,740,895
Other income for Partnership                                      779                4,169
                                                   ------------------    -----------------

     Total consolidated net revenues             $          2,593,880 $          2,745,064
                                                   ==================    =================

INTEREST EXPENSE
----------------
Interest expense for reportable segments         $            196,126 $            209,043
Interest expense for Partnership                              436,493              462,947
                                                   ------------------    -----------------

     Total interest expense                      $            632,619 $            671,990
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                            $            680,670 $            629,201
Depreciation and amortization for Partnership                  22,366               22,367
                                                   ------------------    -----------------

     Total depreciation and amortization         $            703,036 $            651,568
                                                   ==================    =================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments         $            322,268 $            308,039
Less minority interest for Partnership                          8,836               10,110
Plus net loss for Partnership                                (589,862)            (614,201)
                                                   ------------------    -----------------

     Total net loss                              $           (276,430)$           (316,272)
                                                   ==================    =================

                                                          Six Months Ended June 30,
                                                   ---------------------------------------
                                                          2002                 2001
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments           $          5,206,555 $          5,356,448
Other income for Partnership                                    1,330                6,694
                                                   ------------------    -----------------

     Total consolidated net revenues             $          5,207,885 $          5,363,142
                                                   ==================    =================

INTEREST EXPENSE
----------------
Interest expense for reportable segments         $            392,728 $            416,283
Interest expense for Partnership                              870,576              918,370
                                                   ------------------    -----------------

     Total interest expense                      $          1,263,304 $          1,334,653
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                            $          1,359,537 $          1,256,905
Depreciation and amortization for Partnership                  44,733               44,733
                                                   ------------------    -----------------

     Total depreciation and amortization         $          1,404,270 $          1,301,638
                                                   ==================    =================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments         $            555,701 $            568,959
Less minority interest for Partnership                         15,985               22,792
Plus net loss for Partnership                              (1,187,159)          (1,210,402)
                                                   ------------------    -----------------

     Total net loss                              $           (647,443)$           (664,235)
                                                   ==================    =================
Note 12 - Subsequent Events

On August 2, 2002, we obtained additional financing in the amount of $2,000,000 secured by certain land, building, and amenities of Sabal Park Apartments. The interest rate is 6.93% and the maturity date is December 5, 2012. The proceeds of this loan will be used for capital additions and repairs.

On July 24, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed an amendment to the May 10, 2002 tender offer filing. The amendment extended the tender offer expiration date from August 2, 2002 to September 3, 2002.

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
Occupancy Levels

The occupancy levels at our properties and joint ventures as of June 30, 2002 and 2001 were as follows:

                                                           Six Months Ended June 30,
                                                      ------------------------------------
                                                         2002 (1)               2001
                                                      ---------------     ----------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (2)                                   88%                 93%
Park Place Apartments Phase I (3)                           74%                 85%
Willow Lake Apartments (2)                                  93%                 96%
Park Place Apartments Phase III (3)                         76%                 74%

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at June 30, 2002)
--------------------------------------------

Golf Brook Apartments (96.03%)                              95%                 86%
Plainview Point III Office Center (95.04%) (4)              56%                 98%
  With the exception of Plainview Point III Office Center, current occupancy levels are considered adequate to continue operation of all our properties. See Note 4 below.
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
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $313,000 will likely be needed for tenant finish expenses. To fund the costs for tenant finish expenses, we would have to obtain additional financing.

The average occupancy levels at our properties and joint ventures during the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                     ---------------------------     ---------------------------
                                                        2002            2001            2002            2001
                                                     -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (1)                                89%             94%             90%             96%
Park Place Apartments Phase I (2)                        74%             80%             73%             77%
Willow Lake Apartments (1)                               91%             97%             89%             94%
Park Place Apartments Phase III (2)                      75%             66%             74%             60%

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at June 30, 2002)
------------- ------------------------------

Golf Brook Apartments (96.03%)                           90%             87%             88%             88%
Plainview Point III Office Center (95.04%) (3)           55%             98%             54%             98%
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
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                  ------------------------ -------------------------
                                                     2002         2001         2002         2001
                                                  -----------  ----------- ------------  -----------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                            $    467,035 $    482,234  $   939,369  $    986,415
Park Place Apartments Phase I                    $    348,672 $    380,743  $   701,151  $    728,478
Willow Lake Apartments                           $    616,765 $    663,202  $ 1,225,216  $  1,249,060
Park Place Apartments Phase III                  $    300,239 $    277,756  $   602,949  $    499,919

Properties Owned in Joint Ventures with NTS-
--------------------------------------------
Properties IV (Ownership % at June 30, 2002)
--------------------------------------------

Golf Brook Apartments (96.03%)                   $    723,996 $    704,277  $ 1,455,629  $  1,423,665
Plainview Point III Office Center (95.04%)       $    136,394 $    232,682  $   282,241  $    468,911

Results of Operations

If there has not been a material change in an item from June 30, 2001 to June 30, 2002, we have omitted any discussion concerning that item.

Rental Income

Rental income decreased approximately $143,000, or 5%, for the three months ended June 30, 2002, as compared to the same period in 2001. The decrease is primarily a result of decreased average occupancy at Plainview Point III Office Center, Willow Lake Apartments, Park Place Apartments Phase I and Sabal Park Apartments. The decrease is partially offset by increased average occupancy at Park Place Apartments Phase III and Golf Brook Apartments.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire period's results.

Operating Expenses

Operating expenses decreased approximately $147,000, or 18%, for the three months ended June 30, 2002, as compared to the same period in 2001. The decrease is primarily the result of 1) decreased repairs and maintenance expenses at all the underlying properties, 2) decreased landscaping expenses at Willow Lake Apartments, 3) decreased utility expenses at Plainview Point III Office Center and Park Place Apartments Phase III, and 4) decreased advertising at Park Place Apartments Phase I and Phase III. Operating expenses decreased approximately $172,000, or 11%, for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease is primarily the result of 1) decreased repairs and maintenance expenses at Sabal Park Apartments, Willow Lake Apartments, and Plainview Point III Office Center, 2) decreased utility expenses at Park Place Apartments Phase III, Plainview Point III Office Center, Willow Lake Apartments, and Park Place Apartments Phase I, 3) decreased legal and professional fees at Park Place Apartments Phase III, 4) decreased advertising at Willow Lake Apartments, Park Place Apartments Phase I, and Park Place Apartments Phase III, and 5) decreased cleaning expense and lease commission amortization at Plainview Point III Office Center. The decrease is partially offset by an increase in 1) insurance expense at Willow Lake Apartments and Golf Brook Apartments, 2) increased landscaping at Golf Brook Apartments, and 3) increased advertising at Golf Brook Apartments and Sabal Park Apartments.

Operating Expenses - Affiliated

Operating expenses - affiliated increased approximately $46,000, or 6%, for the six months ended June 30, 2002, as compared to the same period in 2001. The increase is primarily the result of increased personnel costs for property management, leasing and administration. Operating expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services may include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

Loss on Disposal of Assets

The loss on disposal of assets for the three months ended June 30, 2001, can be attributed to Willow Lake Apartments due to partial retirements made as a result of exterior repair projects and landscaping improvements. The loss on disposal of assets for the six months ended June 30, 2001, can be attributed to Park Place Apartments Phase I and Willow Lake Apartments due to partial retirements made as a result of exterior repair projects.

Interest Expense

Interest expense decreased approximately $39,000, or 6%, and $71,000, or 5%, for the three months and six months ended June 30, 2002, respectively, as compared to the same period in 2001. The decrease is primarily the result of decreased interest payments on all loans for the underlying properties due to decreased debt balances as the result of principal payments made.

Depreciation Expense

Depreciation expense increased approximately $51,000, or 8%, and $103,000, or 8%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, primarily as a result of management's change in the estimated useful life of all the roof assets at Park Place Apartments Phase I and Willow Lake Apartments in July 2001. The estimated useful life was reduced in anticipation of replacing the roofs (resulting in increased depreciation of approximately $49,000 and $99,000, for the three months and six months ended June 30, 2002, respectively). The increase is also due to building improvements, golf cart purchases, and water-sub-metering installation (net of retirements), at Park Place Apartments Phase I and Willow Lake Apartments.

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

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                     Six Months Ended
                                                                         June 30,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
Operating activities                                $           1,094,557      $           1,134,014
Investing activities                                              (77,732)                   (70,687)
Financing activities                                             (972,082)                  (771,651)
                                                       ------------------        -------------------

     Net increase in cash and equivalents           $              44,743      $             291,676
                                                       ==================        ===================

Net cash provided by operating activities decreased approximately $39,000, or 3%, for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease was primarily driven by the change in payables and other assets in 2002. These increases were partially offset by the change in other liabilities in 2002 and by decreased net loss.

The increase of approximately $7,000, or 10%, in net cash used in investing activities during the six months ended June 30, 2002, as compared to the same period in 2001, was primarily due to increased capital expenditures.

The increase of approximately $200,000, or 26%, in net cash used in financing activities, during the six months ended June 30, 2002, as compared to the same period in 2001, was primarily due to a decrease in proceeds from mortgage loans, an increase in principal payments made on mortgages and notes payable and loan fees incurred in 2002 for applying for additional financing on the Sabal Park mortgage.

Due to the fact that no distributions were made during the six months ended June 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital on a GAAP basis has been omitted.

The demand on future liquidity is anticipated to increase as a result of the replacement of roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate $99,000 increase in depreciation expense for the six months ended June 30, 2002. We do not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2002, four buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing the remaining roofs is estimated to be $900,000 ($20,000 per building). It is anticipated that it will require at least 12 months to generate sufficient reserves to continue the roof replacements. Roof replacements will be made as each roof fails and as working capital permits.

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

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of two notes payable of $19,587 and $18,616, that bear interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,601,000 decrease in the fair value of debt.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:

      99.1     Certification of Chief Executive Officer of the General Partner
      99.2     Certification of Chief Financial Officer of the General Partner

b)   Reports on Form 8-K:

      Form 8-K was filed on May 29, 2002 to report in Item 4 that we have elected to change our independent public accountant. This Form 8-K was amended on June 12, 2002.

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

Date: August 14, 2002