Form 10-Q
period 2002-09-30
NTS PROPERTIES VI/MD
filed 2002-11-14
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2002
	and December 31, 2001	3

	Consolidated Statement of Partners' Equity
	as of september 30, 2002	3

	Consolidated Statements of Operations for the Three Months
	and Nine Months Ended September 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-15

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signatures		25

Certifications		26-27

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                 As of               As of
                                                             September 30,        December 31,
                                                                 2002                2001*
                                                           -----------------   ------------------
                                                              (UNAUDITED)
ASSETS
------
Cash and equivalents                                      $        1,859,928  $            60,167
Cash and equivalents - restricted                                    383,271              217,906
Accounts receivable,  net of allowance for doubtful
  accounts of $3,912 at September 30, 2002 and $2,390
  at December 31, 2001                                                55,614               52,389
Land, buildings and amenities, net                                42,920,993           44,986,348
Other assets                                                       1,215,814            1,179,318
                                                           -----------------   ------------------

      TOTAL ASSETS                                        $       46,435,620  $        46,496,128
                                                           =================   ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages and notes payable                               $       34,040,834  $        33,474,382
Accounts payable                                                     673,460              932,295
Security deposits                                                    230,943              223,533
Other liabilities                                                  1,019,958              314,150
                                                           -----------------   ------------------

      TOTAL LIABILITIES                                           35,965,195           34,944,360

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                  10,470,425           11,551,768
                                                           -----------------   ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $       46,435,620  $        46,496,128
                                                           =================   ==================

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                      Limited              General
                                                      Partners             Partner                Total
                                                 ------------------   ------------------    -----------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs    $        40,518,631  $               100   $       40,518,731
Net loss - prior years                                  (14,096,238)             (93,996)         (14,190,234)
Net loss - current year                                  (1,070,530)             (10,813)          (1,081,343)
Cash distributions declared to date                     (12,006,384)            (121,277)         (12,127,661)
Repurchase of limited partnership Interests              (2,649,068)                  --           (2,649,068)
                                                 ------------------   ------------------    -----------------

BALANCES AT SEPTEMBER 30, 2002                  $        10,696,411  $          (225,986)  $       10,470,425
                                                 ==================   ==================    =================

*     Reference is made to the audited consolidated financial statements in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                             -----------------------------  -----------------------------
                                                  2002           2001           2002            2001
                                             --------------  -------------  -------------   -------------
REVENUES
--------
Rental income                               $     2,670,267 $    2,893,886 $    7,867,600  $    8,235,972
Interest and other income                             9,274          5,232         19,547          26,287
Gain on sale of assets                                  260             --            539              --
                                             --------------  -------------  -------------   -------------

     TOTAL REVENUES                               2,679,801      2,899,118      7,887,686       8,262,259
                                             --------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                  826,180        808,427      2,177,642       2,331,489
Operating expenses - affiliated                     395,624        421,267      1,204,999       1,184,714
Loss on disposal of assets                            5,048         17,845          5,580          86,211
Interest expense                                    654,081        664,451      1,917,385       1,999,104
Management fees                                     136,465        148,398        404,750         423,034
Real estate taxes                                   229,815        261,470        698,750         746,259
Professional and administrative expenses             70,346         34,539        161,690         122,752
Professional and administrative expenses -
  affiliated                                         87,575        105,940        269,411         271,720
Depreciation and amortization                       699,524        702,441      2,103,794       2,004,079
                                             --------------  -------------  -------------   -------------

     TOTAL EXPENSES                               3,104,658      3,164,778      8,944,001       9,169,362
                                             --------------  -------------  -------------   -------------

Net loss before minority interest                  (424,857)      (265,660)    (1,056,315)       (907,103)
Minority interest                                     9,043         10,214         25,028          33,006
                                             --------------  -------------  -------------   -------------

Net loss                                    $      (433,900)$     (275,874)$   (1,081,343) $     (940,109)
                                             ==============  =============  =============   =============

Net loss allocated to the limited partners  $      (429,561)$     (273,115)$   (1,070,530) $     (930,708)
                                             ==============  =============  =============   =============

Net loss per limited partnership Interest   $       (11.05) $       (7.00) $      (27.53)  $      (23.87)
                                             ==============  =============  =============   =============

Weighted average number of limited
  partnership Interests                              38,889         38,989         38,889          38,989
                                             ==============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                             ---------------------------------------
                                                                    2002                 2001
                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                    $        (1,081,343) $          (940,109)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                      12,284                5,153
    Write-off of uncollectible accounts receivable                      (10,762)                (836)
    Loss on disposal of assets                                            5,580               86,211
    Gain on sale of assets                                                 (539)                  --
    Depreciation and amortization                                     2,144,797            2,057,838
    Minority interest income                                             25,028               33,006
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                (165,365)            (196,436)
      Accounts receivable                                                (4,747)              10,035
      Other assets                                                       (1,953)              50,839
      Accounts payable                                                 (258,835)             141,676
      Security deposits                                                   7,410              (21,450)
      Other liabilities                                                 705,808              625,069
                                                             ------------------   ------------------

     Net cash provided by operating activities                        1,377,363            1,850,996
                                                             ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                              (44,019)            (265,500)
Proceeds from sale of assets                                                539                   --
Joint Ventures, net                                                     (43,386)             (59,971)
                                                             ------------------   ------------------

     Net cash used in investing activities                              (86,866)            (325,471)
                                                             ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and notes payable                    (1,433,548)          (1,315,302)
Proceeds from notes payable                                           2,000,000              101,493
Additions to loan costs                                                 (57,188)              (4,850)
                                                             ------------------   ------------------

     Net cash provided by (used in) financing activities                509,264           (1,218,659)
                                                             ------------------   ------------------

     Net increase in cash and equivalents                             1,799,761              306,866

CASH AND EQUIVALENTS, beginning of period                                60,167               47,683
                                                             ------------------   ------------------

CASH AND EQUIVALENTS, end of period                         $         1,859,928  $           354,549
                                                             ==================   ==================

Interest paid on a cash basis                               $         1,893,359  $         1,982,547
                                                             ==================   ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties VI's (the "Partnership") 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures.

Note 1 - Consolidation Policy and Joint Venture Accounting

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Other assets includes minority interest in our joint venture properties totaling approximately $689,000 and $670,000 as of September 30, 2002 and December 31, 2001, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

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

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. In September 2002, we invested $200,000 in two money market accounts ($100,000 in each account). We also have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of September 30, 2002, approximately $994,000 of said investment was included in cash and cash equivalents.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2002, did not result in any impairment loss.

Note 7 - Tender Offer

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, commenced a tender offer to purchase up to 2,000 Interests at a price of $380 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 2, 2002.

On July 24, 2002, ORIG amended its tender offer to extend the expiration date from August 2, 2002, to September 3, 2002.

ORIG's tender offer expired September 3, 2002. A total of 2,650 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $380 per Interest for a total of $972,800. We did not participate in this tender offer.

Detailed information on ORIG's tender offer, including the amendment to the offer and the final results of the offer, is available from the various filings made by ORIG with the Securities and Exchange Commission in connection with the offer.

Note 8 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                         September 30,              December 31,
                                                              2002                      2001
                                                       ------------------        -------------------
Mortgage payable with an insurance company,
bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.   $          11,452,476      $          11,700,216

Mortgage payable with an insurance company,
bearing interest at  7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.               7,103,240                  7,691,673

Mortgage payable with an insurance company,
bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.               6,655,296                  6,980,987

Mortgage payable with an insurance company,
bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.               3,083,183                  3,135,343

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.               2,234,562                  2,341,123

Mortgage payable with an insurance company,
bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.               1,489,708                  1,560,749

Mortgage payable with an insurance company,
bearing interest at 6.93%, due December 5, 2012,
secured by certain land, building, and amenities.               1,997,504                         --

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due March 27, 2003. At
September 30, 2002, the interest rate was  6.00%.                  12,751                     32,958

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due March 31, 2003. At
September 30, 2002, the interest rate was  6.00%.                  12,114                     31,333
                                                       ------------------        -------------------

                                                    $          34,040,834      $          33,474,382
                                                       ==================        ===================

As of September 30, 2002, the fair value of long-term debt is approximately $36,671,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities. On August 2, 2002, we obtained additional financing in the amount of $2,000,000 secured by certain land, building, and amenities of Sabal Park Apartments. The interest rate is 6.93% and the maturity date is December 5, 2012. The proceeds of this loan will be used for capital additions and repairs.

Note 9 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from residential properties and 6% of the gross revenues from the commercial property. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities. We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                Nine Months Ended
                                                                  September 30,
                                                      --------------------------------------
                                                             2002                2001
                                                      ------------------  ------------------

Property management fees                             $           404,750 $           423,034
                                                      ------------------  ------------------

Property management                                              771,247             790,814
Leasing                                                          148,513             143,941
Administrative - operating                                       248,257             212,940
Other                                                             36,982              37,019
                                                      ------------------  ------------------

     Total operating expenses - affiliated                     1,204,999           1,184,714
                                                      ------------------  ------------------

Professional and administrative expenses - affiliated            269,411             271,720
                                                      ------------------  ------------------

Repairs and maintenance fee                                        1,168              30,729
Leasing commissions                                                3,197                  --
Construction management                                               --               2,174
                                                      ------------------  ------------------

     Total related party transactions  capitalized                 4,365              32,903
                                                      ------------------  ------------------

Total related party transactions                     $         1,883,525 $         1,912,371
                                                      ==================  ==================

During the nine months ended September 30, 2002 and 2001, we were charged $22,190 and $16,812, respectively, for property maintenance fees from an affiliate of NTS Development Company.

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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at September 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the nine months ended September 30, 2002, our share of these legal costs was approximately $48,000, which was expensed.

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q (see Note 12 - Subsequent Event).

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

We, and the other Defendants, answered the Complaint and asserted counterclaims against the Plaintiff for, inter alia, breach of contract. The principals of the NTS Defendants have indicated that the suit brought by Elder Construction is without merit and will be vigorously defended, including the prosecution by the Defendants of counterclaims against Elder Construction. The case had been set for trial in June 2002, but was removed from the trial docket by the parties, who have agreed to binding arbitration to settle this lawsuit. The binding arbitration should begin in late 2002 and conclude shortly thereafter. We believe that the resolution of these legal proceedings, through binding arbitration, will not have a material effect on our consolidated position or results of operations.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations except as discussed herein.

We plan to replace the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate increase of $149,000 and $49,000 in depreciation expense for the nine months ended September 30, 2002, and 2001, respectively. We do not have sufficient working capital to make all of the roof replacements at one time. As of September 30, 2002, five buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all the remaining roofs is estimated to be $880,000 ($20,000 per building).

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

                                                           Three Months Ended September, 2002
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        2,530,491 $           139,776 $         2,670,267
Interest and other income                                   6,345                 225               6,570
Gain on sale of assets                                        260                  --                 260
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        2,537,096 $           140,001 $         2,677,097
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        1,144,235 $            77,569 $         1,221,804
Loss on disposal of assets                                  5,048                  --               5,048
Interest expense                                          219,337                  --             219,337
Management fees                                           127,675               8,790             136,465
Real estate taxes                                         221,019               8,796             229,815
Depreciation and amortization                             630,930              46,227             677,157
                                                -----------------  ------------------  ------------------

     Total expenses                            $        2,348,244 $           141,382 $         2,489,626
                                                =================  ==================  ==================

     Net income (loss)                         $          188,852 $            (1,381)$           187,471
                                                =================  ==================  ==================

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
                                                =================  ==================  ==================

                                                            Nine Months Ended September, 2002
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        7,448,202 $           419,398 $         7,867,600
Interest and other income                                  12,669               2,845              15,514
Gain on sale of assets                                        539                  --                 539
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        7,461,410 $           422,243 $         7,883,653
                                                =================  ==================  ==================

Operating expenses and operating expenses -
  affiliated                                   $        3,144,768 $           237,873 $         3,382,641
Loss on disposal of assets                                  5,580                  --               5,580
Interest expense                                          612,065                  --             612,065
Management fees                                           379,461              25,289             404,750
Real estate taxes                                         672,362              26,388             698,750
Depreciation and amortization                           1,896,946             139,748           2,036,694
                                                -----------------  ------------------  ------------------

     Total expenses                            $        6,711,182 $           429,298 $         7,140,480
                                                =================  ==================  ==================

     Net income (loss)                         $          750,228 $            (7,055)$           743,173
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
                                                =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                      Three Months Ended September 30,
                                                   ---------------------------------------
                                                          2002                 2001
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments            $         2,677,097   $        2,897,057
Other income for Partnership                                    2,704                2,061
                                                   ------------------    -----------------

     Total consolidated net revenues              $         2,679,801   $        2,899,118
                                                   ==================    =================

INTEREST EXPENSE
----------------
Interest expense for reportable segments          $           219,337   $          207,295
Interest expense for Partnership                              434,744              457,156
                                                   ------------------    -----------------

     Total interest expense                       $           654,081   $          664,451
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
  reportable segments                             $           677,157   $          680,074
Depreciation and amortization for Partnership                  22,367               22,367
                                                   ------------------    -----------------

     Total depreciation and amortization          $           699,524   $          702,441
                                                   ==================    =================

NET INCOME (LOSS)
-----------------
Total net income for reportable segments          $           187,471   $          352,281
Less minority interest for Partnership                          9,043               10,214
Plus net loss for Partnership                                (612,328)            (617,941)
                                                   ------------------    -----------------

     Total net loss                               $          (433,900)  $         (275,874)
                                                   ==================    =================

                                                       Nine Months Ended September 30,
                                                   ---------------------------------------
                                                          2002                 2001
                                                   ------------------    -----------------
NET REVENUES
------------
Total revenues for reportable segments            $         7,883,653   $        8,253,506
Other income for Partnership                                    4,033                8,753
                                                   ------------------    -----------------

     Total consolidated net revenues              $         7,887,686   $        8,262,259
                                                   ==================    =================

INTEREST EXPENSE
Interest expense for reportable segments          $           612,065   $          623,579
Interest expense for Partnership                            1,305,320            1,375,525
                                                   ------------------    -----------------

     Total interest expense                       $         1,917,385   $        1,999,104
                                                   ==================    =================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
  reportable segments                             $         2,036,694   $        1,936,980
Depreciation and amortization for Partnership                  67,100               67,099
                                                   ------------------    -----------------

     Total depreciation and amortization          $         2,103,794   $        2,004,079
                                                   ==================    =================

NET INCOME (LOSS)
Total net income for reportable segments          $          743,173    $          921,240
Less minority interest for Partnership                         25,028               33,006
Plus net loss for Partnership                              (1,799,488)          (1,828,343)
                                                   ------------------    -----------------

     Total net loss                               $        (1,081,343)  $         (940,109)
                                                   ==================    =================
Note 12 - Subsequent Event

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order overruling the demurrer of our General Partner, the general partner of a limited partnership affiliated with us, and two other entities and one individual affiliated with us. On the same date the court sustained the demurrer of the general partners of three limited partnerships affiliated with us. These three limited partners are no longer parties to the lawsuit. The individuals and entities whose demurrer was overruled, including our General Partner, remain parties to the lawsuit and intend to continue to vigorously defend it. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q (see Note 10 - Commitments and Contingencies).

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
Occupancy Levels

The occupancy levels at our properties and joint ventures as of September 30, 2002 and 2001 were as follows:

                                                                 Nine Months Ended
                                                                   September 30,
                                                          --------------------------------
                                                            2002 (1)             2001
                                                          -------------      -------------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (2)                                      93%                94%
Park Place Apartments Phase I                                  85%                82%
Willow Lake Apartments (2)                                     87%                97%
Park Place Apartments Phase III                                93%                78%

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

Golf Brook Apartments (96.03%)                                 94%                93%
Plainview Point III Office Center (95.04%) (3)                 56%                81%
  With the exception of Plainview Point III Office Center, current occupancy levels are considered adequate to continue operation of all our properties. See Note 3 below.
  In our opinion, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $635,000 will likely be needed for tenant finish expenditures. To fund the tenant finish expenditures, we would have to obtain additional financing.

The average occupancy levels at our properties and joint ventures during the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                        --------------------------  --------------------------
                                                           2002           2001         2002           2001
                                                        -----------    -----------  -----------    -----------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments (1)                                   93%            94%          91%            95%
Park Place Apartments Phase I                               81%            83%          76%            79%
Willow Lake Apartments (1)                                  87%            98%          89%            96%
Park Place Apartments Phase III                             86%            76%          78%            65%

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

Golf Brook Apartments (96.03%)                              97%            93%          91%            89%
Plainview Point III Office Center (95.04%) (2)              56%            92%          55%            96%
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $635,000, will likely be needed for tenant finish expenditures. To fund the tenant finish expenditures, we would have to obtain additional financing.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                      Three Months Ended          Nine Months Ended
                                                        September 30,               September 30,
                                                  -------------------------   -------------------------
                                                     2002           2001          2002          2001
                                                  -----------    ----------   -----------   -----------
Wholly-Owned Properties
-----------------------

Sabal Park Apartments                            $    477,564   $   483,849  $  1,416,933  $  1,470,264
Park Place Apartments Phase I                    $    377,403   $   409,893  $  1,078,554  $  1,138,371
Willow Lake Apartments                           $    602,864   $   676,300  $  1,828,080  $  1,925,359
Park Place Apartments Phase III                  $    332,946   $   329,616  $    935,895  $    829,535

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

Golf Brook Apartments (96.03%)                   $    746,319   $   778,221  $  2,201,948  $  2,201,886
Plainview Point III Office Center (95.04%)       $    140,001   $   219,178  $    422,243  $    688,090

Results of Operations

If there has not been a material change in an item from September 30, 2001 to September 30, 2002, we have omitted any discussion concerning that item.

Rental Income

Rental income decreased approximately $224,000, or 8%, and $368,000, or 5%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease is primarily a result of decreased average occupancy at Plainview Point III Office Center, Willow Lake Apartments, Park Place Apartments Phase I and Sabal Park Apartments. The decrease is partially offset by increased average occupancy at Park Place Apartments Phase III.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire period's results.

Operating Expenses

Operating expenses decreased approximately $154,000, or 7%, for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease is primarily the result of 1) decreased utilities at Plainview Point III Office Center, Park Place Apartments Phase I and III, Willow Lake Apartments and Golf Brook Apartments, 2) decreased repairs and maintenance expenses at Plainview Point III Office Center, Willow Lake Apartments, Golf Brook Apartments and Sabal Park Apartments, 3) decreased landscaping expenses at Plainview Point III Office Center and Willow Lake Apartments, 4) decreased legal and professional fees at Park Place Apartments Phase III and 5) decreased administrative expenses at Golf Brook Apartments. The decrease is partially offset by 1) increased insurance expense at all the underlying properties, 2) increased cleaning expenses at Park Place Apartments Phase I and III, Willow Lake Apartments, and Sabal Park Apartments, 3) increased landscaping expenses at Golf Brook Apartments and Sabal Park Apartments and 4) increased administrative expenses at Willow Lake Apartments.

Loss on Disposal of Assets

The loss on disposal of assets for the three months ended September 30, 2001, was attributable to the exterior paint project, landscaping renovations and wood replacements at Willow Lake Apartments.

The loss on disposal of assets for the nine months ended September 30, 2001, was attributable to the exterior paint project at Park Place Apartments Phase I and Willow Lake Apartments and the wood replacement project and landscaping renovations at Willow Lake Apartments.

Real Estate Taxes

Real Estate taxes decreased approximately $32,000, or 12%, and $48,000, or 6%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease is primarily due to the decreased tax assessment for Park Place Apartments Phase III.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $36,000, and $39,000, or 32%, for the three months and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increase is primarily due to increased litigation costs as a result of the lawsuit filed against our General Partner.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated decreased approximately $18,000, or 17%, for the three months ended September 30, 2002, as compared to the same period in 2001. The decrease is primarily the result of decreased personnel costs for property management accounting and asset management. Professional and administrative expense - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation Expense

Depreciation expense increased approximately $100,000, or 5%, for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily as a result of management's change in the estimated useful life of all the roof assets at Park Place Apartments Phase I and Willow Lake Apartments in July 2001. The estimated useful life was reduced in anticipation of replacing the roofs. The increase is also due to building improvements, golf cart purchases, landscaping renovations, and water-sub-metering installation (net of retirements), at Park Place Apartments Phase I and Willow Lake Apartments, and new pool furniture at Sabal Park Apartments.

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

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                     Nine Months Ended
                                                                       September 30,
                                                       ---------------------------------------------
                                                              2002                      2001
                                                       ------------------        -------------------
Operating activities                                $           1,377,363      $           1,850,996
Investing activities                                              (86,866)                  (325,471)
Financing activities                                              509,264                 (1,218,659)
                                                       ------------------        -------------------

     Net increase in cash and equivalents           $           1,799,761      $             306,866
                                                       ==================        ===================

Net cash provided by operating activities decreased approximately $474,000, or 26%, for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease was primarily driven by the change in payables and increased net loss.

The decrease of approximately $239,000, or 73%, in net cash used in investing activities during the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to decreased capital expenditures.

The increase of approximately $1,728,000, in net cash provided by financing activities, during the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to an increase in proceeds from mortgage loans on Sabal Park Apartments.

Due to the fact that no distributions were made during the nine months ended September 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital on a GAAP basis has been omitted.

The demand on future liquidity is anticipated to increase as a result of the replacement of roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate increase in depreciation expense of $149,000 and $49,000 for the nine months ended September 30, 2002, and 2001, respectively. As of September 30, 2002, five buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing the remaining roofs is estimated to be $880,000 ($20,000 per building). Roof replacements will be made as each roof fails and as working capital permits.

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point III Office Center. One tenant which occupied 16,895 square feet, or 27%, of the building vacated its space at the end of its lease term, which was November 30, 2001. This left Plainview Point III Office Center with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $635,000, will likely be needed for tenant finish expenditures.

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

Across the United States there have been recent reports of lawsuits against owners and managers of multi-family and commercial properties asserting claims of personal injury and property damage caused by the asserted presence of mold and other microbial organisms in residential units and commercial space. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We have not, at present, been named as a defendant in any lawsuit that has alleged the presence of mold or other microbial organisms. Prior to September 13, 2002, we were insured against claims arising from the presence of mold due to water intrusion. However, since September 13, 2002, certain of our insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold, although certain of our insurance carriers do provide some coverage for personal injury claims. We are in the process of implementing protocols and procedures to prevent the build-up of mold and other microbial organisms in our properties, and are in the process of implementing more stringent maintenance, housekeeping and notification requirements for tenants in our properties. We believe that these measures will eliminate, or at least, minimize any effect that mold or other microbial organisms could have on our tenants. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, we can make no assurance that liabilities resulting from the presence of, or exposure to, mold or other microbial organisms will not have a material adverse effect on our consolidated financial condition or results of operations and our subsidiaries taken as a whole.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences, such as the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of two notes payable of $12,751 and $12,114, that bear interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,734,000 decrease in the fair value of debt.

Item 4 - Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the General Partner of our General Partner, have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order overruling the demurrer of our General Partner, the general partner of a limited partnership affiliated with us, and two other entities and one individual affiliated with us. On the same date the court sustained the demurrer of the general partners of three limited partnerships affiliated with us. These three limited partners are no longer parties to the lawsuit. The individuals and entities whose demurrer was overruled, including our General Partner, remain parties to the lawsuit and intend to continue to vigorously defend it. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:
     99.1     Certification of Chief Executive Officer and Chief Financial Officer.

b)   Reports on Form 8-K:
     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP

By:	NTS-Properties Associates VI,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: November 14, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, J.D. Nichols, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties VI, a Maryland Limited Partnership;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/     J.D. Nichols

Chief Executive Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates VI, General Partner of NTS-Properties VI, a Maryland Limited Partnership

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties VI, a Maryland Limited Partnership;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/      Gregory A. Wells

Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates VI, General Partner of NTS-Properties VI, a Maryland Limited Partnership

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.