Form 10-K
period 2002-12-31
NTS PROPERTIES VI/MD
filed 2003-03-31
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14695

NTS-PROPERTIES VI,
A Maryland Limited Partnership
(Exact name of registrant as specified in its charter)

10172 Linn Station Road
61-1066060	Louisville, Kentucky 40223
(I.R.S. Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code:(502) 426-4800

Maryland
(State or other jurisdiction of incorporation or organization)

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

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2
of the Securities Exchange Act of 1934).                                                Yes [  ]           No [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-14
Item 3.	Legal Proceedings	14-15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Registrant's Limited Partnership Interests
	and Related Partner Matters	16
Item 6.	Selected Financial Data	17-18
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-27
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29-47
Item 9.	Change in and Disagreements with Accountants on
	Accounting and Financial Disclosure	48

PART III

Item 10.	Directors and Executive Officers of the Registrant	49-50
Item 11.	Management Remuneration and Transactions	50
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	51
Item 13.	Certain Relationships and Related Transactions	51-52
Item 14.	Controls and Procedures	52

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and
	Reports on Form 8-K	53-58
Signatures		59
Certifications		60-61

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect management's best judgment based on known factors and involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward- looking information provided by us pursuant to the "safe harbor" provisions established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties VI, a Maryland limited partnership (the "Partnership"), was formed in 1984. The General Partner is NTS-Properties Associates VI, a Kentucky limited partnership (the "General Partner"). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As of December 31, 2002, the Partnership owned the following properties and joint venture interests listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures:

  Sabal Park Apartments, a 162-unit luxury apartment complex located on a 13 acre tract in Orlando, Florida, constructed by us.

  Park Place Apartments Phase I, a 180-unit luxury apartment complex located on an 18 acre tract in Lexington, Kentucky, constructed by us.

  Park Place Apartments Phase III, a 152-unit luxury apartment complex, located on a 15 acre tract in Lexington, Kentucky, constructed by us.

  Willow Lake Apartments, a 207-unit luxury apartment complex located on an 18 acre tract in Indianapolis, Indiana, constructed by us.

  A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between us and NTS-Properties IV ("NTS-Properties IV"), an affiliate of our General Partner. Our percentage interest in the joint venture was 96.03% on December 31, 2002.

  A joint venture interest in Plainview Point III Office Center, an office center with approximately 62,000 net rentable square feet located in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties IV. Our percentage interest in the joint venture was 95.04% on December 31, 2002.

We or the joint ventures in which we are a partner have a fee title interest in the above properties. While we believe that our properties are adequately covered by property insurance, there is a risk that unknown mold and other microbial damage may not be covered by our insurance. Please see Part II, Item 7 for a discussion of this potential liability.

As of December 31, 2002, our properties and joint ventures were encumbered by mortgages as shown in the table below:

                                            Interest         Maturity                    Balance
Property                                      Rate             Date                    on 12/31/02
----------------------------------------  -------------   ---------------           -----------------
Park Place Apartments Phase I and III         7.74%         10/15/2012   (1)       $       11,365,873
Golf Brook Apartments                         7.57%         05/15/2009   (2)  (3)  $        6,899,113
Willow Lake Apartments                        7.32%         10/15/2012   (3)  (4)  $        6,542,283
Plainview Point III Office Center             8.38%         12/01/2010   (5)       $        3,065,058
Sabal Park Apartments                         7.38%         12/05/2012   (3)  (4)  $        2,197,714
Sabal Park Apartments                         6.93%         12/05/2012   (6)       $        1,989,927
Sabal Park Apartments                         7.38%         12/05/2012   (3)  (4)  $        1,465,143

(1)  Monthly principal payments are based upon a 19-year amortization schedule.  We expect the outstanding balance at maturity will be approximately $6,316,000.
(2)  Monthly principal payments are based upon a 12-year amortization schedule.
(3)  We expect at maturity, the mortgage will have been repaid based on the current rate of amortization.
(4)  Monthly principal payments are based upon a 15-year amortization schedule.
(5)  Monthly principal payments are based upon a 20-year amortization schedule.  We expect the outstanding balance at maturity will be approximately $2,243,000.
(6)  Monthly principal payments are based upon a 25-year amortization schedule.  We expect the outstanding balance at maturity will be approximately $1,555,000.

Currently, our plans for renovations and other major capital expenditures include tenant finish improvements at our commercial property as required by lease negotiations, roof replacements at Willow Lake Apartments and Park Place Apartments Phase I, clubhouse renovations at Willow Lake Apartments, streets and parking lot resurfacing project at Willow Lake Apartments and intrusion alarm replacements at Park Place Apartments Phase I. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves, and/or additional financing.

Financial Information About Industry Segments

We are presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 - Note 9 for information regarding our operating segments.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners' capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see "Potential Consolidation" later in this section for a discussion of our potential consolidation with other affiliated entities.

Description of Real Property

Sabal Park Apartments

Apartments at Sabal Park include two and three-bedroom apartments. All apartments have wall-to- wall carpeting, individually controlled heating and air conditioning, ovens, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of the clubhouse, management offices, swimming pool and tennis courts.

Monthly rental rates at Sabal Park Apartments start at $944 for two-bedroom apartments and $1,284 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 96% (2002), 93% (2001), 98% (2000), 99% (1999) and 94% (1998). See Part II, Item 7 for average occupancy information.

Park Place Apartments Phase I

Apartments at Park Place Apartments Phase I include one and two-bedroom apartments and two- bedroom town homes. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. All apartments have access to coin-operated washers and dryers and some apartments have a washer/dryer hook-up. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase II and III of the Park Place Development. Park Place Apartments Phase II is owned by NTS-Properties VII, Ltd, an affiliate of our General Partner. Park Place Apartments Phase III is owned by us (see discussion below). The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase I start at $649 for one-bedroom apartments, $909 for two-bedroom apartments and $949 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 88% (2002), 73% (2001), 72% (2000), 89% (1999) and 80% (1998). See Part II, Item 7 for average occupancy information.

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

Monthly rental rates at Park Place Apartments Phase III start at $699 for one-bedroom apartments, $850 for two-bedroom apartments and $1,200 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. In May 2000, construction of Park Place Apartments Phase III was completed and all 152 apartment units were available for leasing. The occupancy levels at the apartment complex as of December 31 were 97% (2002), 73% (2001), and 52% (2000). See Part II, Item 7 for average occupancy information.

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

Monthly rental rates at Willow Lake Apartments start at $835 for one-bedroom apartments, $1,080 for two-bedroom apartments and $1,295 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 93% (2002), 90% (2001), 83% (2000), 82% (1999) and 81% (1998). See Part II, Item 7 for average occupancy information.

Golf Brook Apartments

Apartments at Golf Brook Apartments include two and three-bedroom apartments. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of the clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,195 for two-bedroom apartments and $1,435 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 88% (2002), 89% (2001), 87% (2000), 95% (1999) and 96% (1998). See Part II, Item 7 for average occupancy information.

Plainview Point III Office Center

As of December 31, 2002, there were seven tenants leasing space aggregating approximately 31,700 square feet of rentable area at Plainview Point III Office Center. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Plainview Point III Office Center are professional service oriented organizations. The principal occupation/profession practiced is insurance claim processing. One tenant individually leases more than 10% of Plainview Point III's rentable area. The occupancy levels at the office center as of December 31 were 51% (2002), 54% (2001), 73% (2000), 86% (1999) and 81% (1998). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning a major tenant lease in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration             Net Rentable Area                per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2008                 12,307 (19.68%)                     $15.88

(1)      Major tenants are those that individually occupy 10% or more of the rentable square footage.
Additional Operating Data

Additional operating data regarding our properties and joint ventures is furnished in the following table:

                                                      Federal Tax        Property Tax      Annual Property
                                                         Basis               Rate               Taxes
                                                   ------------------  -----------------  ------------------
Wholly-Owned Properties
Sabal Park Apartments                             $        11,685,551       .017426      $           169,918
Park Place Apartments Phase I                     $        11,753,636       .009575      $            96,279
Park Place Apartments Phase III                   $        12,877,818       .009575      $            68,503
Willow Lake Apartments                            $        15,997,305       .033795      $           237,377

Joint Venture Properties
Golf Brook Apartments                             $        16,645,019       .017426      $           276,499
Plainview Point III Office Center                 $         4,850,188       .010950      $            25,517

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

Joint Venture Investments

NTS Sabal Golf Villas Joint Venture

On September 1, 1985, we entered into a joint venture agreement with NTS-Properties IV, an affiliate of our General Partner, to develop, construct, own and operate a 158-unit luxury apartment complex on a 13.15 acre site in Orlando, Florida known as Golf Brook Apartments Phase I. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069 acre site adjacent to Golf Brook Apartments Phase I. The joint venture will continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a partner or the execution by a partner of an assignment for the benefit of its creditors;

  the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than our cash and cash-equivalent assets;

  the vote or consent of each of the partners to dissolve the Partnership; or

  September 30, 2025.

We contributed land and the cost of constructing and leasing the apartments, valued at approximately $15,800,000. NTS-Properties IV contributed land valued at approximately $1,900,000 with a related note payable to a bank of approximately $1,200,000. We also contributed funds to retire the note payable to a bank. No future contributions are anticipated as of December 31, 2002.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. We had originally obtained financing, secured by Golf Brook Apartments, to fund a portion of our contribution to the joint venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $6,899,113 is recorded as a liability by us. The mortgage payable bears interest at a fixed rate of 7.57%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. We believe that at maturity, the mortgage will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or loss is allocated between the partners pursuant to the joint venture agreement.

Plainview Point III Joint Venture

On March 1, 1987, we entered into a joint venture agreement with NTS-Properties IV, an affiliate of our General Partner, to develop, construct, own and operate an office building in Louisville, Kentucky known as Plainview Point III Office Center. The joint venture will continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

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

  December 30, 2026.

We contributed approximately $4,100,000, the cost to construct and lease the building. NTS- Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. We also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 2002.

Plainview Point III Office Center is encumbered by a mortgage payable to an insurance company. The current mortgage payable of $3,065,058 is recorded by us as a liability. The mortgage payable bears interest at a fixed rate of 8.38%, is due December 1, 2010 and is secured by the assets of Plainview Point III Office Center. Monthly principal payments are based upon a 20-year amortization schedule. We expect the outstanding balance at maturity to be approximately $2,243,000.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or loss is allocated between the partners pursuant to the joint venture agreement.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2002, the properties under construction, or scheduled to start construction in 2003, in the respective vicinities in which our properties are located are as follows: In the vicinity of Golf Brook Apartments and Sabal Park Apartments, there are three apartment communities currently under construction, one apartment community slated to start construction in 2003 and one apartment community that could potentially start construction in 2003. Construction on the first community started in 2002, with completion scheduled for late summer 2003. This community will have 294 apartments. The construction of the second community began in 2002 with a completion date scheduled for fall 2003. This community will have 200 apartments. The construction of the third community also started in 2002 but the completion date is unknown at this time. The community will have 350 apartments. The fourth community was graded in 2002 and construction is scheduled to begin in 2003. The completion date is unknown at this time. This community will have 754 apartments. The fifth community is actually a proposed addition to an existing community of 286 apartments. No construction start date or completion date has been determined. In the vicinity of Park Place Apartments Phase I and III, there is one community of approximately 500 apartments that could potentially be constructed in 2003. The estimated begin construction and completion dates are unknown at this time. In the vicinity of Willow Lake Apartments there is one community currently under construction. Construction began in 2002, with a completion date scheduled for mid-summer 2003. The community will have 200 apartments. At this time it is unknown the effect these new apartment units will have on occupancy at our properties. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property. See "Conflict of Interest."

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

As compensation for its services, NTS Development Company received a total of $546,539 in property management fees for the year ended December 31, 2002. $509,300 was received from the residential properties and $37,239 was received from the commercial property. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from the residential properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with our operations, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits and related employment expenses of personnel.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2002, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner's judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner's duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 7 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and

creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our Internet website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $79,800, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of the general partners of three limited partnerships affiliated with us. The effect of this ruling is that these three general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of our General Partner, the general partner of one other partnership affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled, including our General Partner, remain defendants in the lawsuit. Our General Partner believes the lawsuit is without merit, and is vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our General Partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of a public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

We, our General Partner and two affiliated entities have been sued by Elder Construction & Associates, Inc. ("Elder Construction") in Jefferson Circuit Court, Louisville, Kentucky. Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. The Complaint of Elder Construction, which was originally filed in November 1999, alleged inter alia, breach of contract. The Complaint requested judgment against the defendants in the amount of $233,122, plus interest, and other relief.

We and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach of contract. We, our General Partner and the two entities affiliated with us believe that the suit brought by Elder Construction is without merit and will vigorously defend it, including the prosecution of counterclaims against Elder Construction. The case had been set for trial in June 2002, but the parties subsequently agreed to binding arbitration to settle this lawsuit. We believe that the resolution of these legal proceedings, through binding arbitration, will not have a material effect on our consolidated financial position or results of operations.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. We had 2,069 limited partners as of January 31, 2003. Cash distributions and allocations of income (loss) are made as described in Item 8 - Note 1D.

No distributions were paid during 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 - Selected Financial Data

Years ended December 31:

                                  2002              2001              2000             1999              1998
                             ---------------   ---------------  ----------------  ---------------  ----------------
Total revenues              $     10,632,347  $     10,993,047 $      10,802,175 $      9,737,584 $       9,974,045

Total expenses              $     11,961,736  $     12,273,352 $      11,601,261 $      9,881,746 $       9,477,349
                             ---------------   ---------------  ----------------  ---------------  ----------------
Income (loss) before
  minority interest and
  extraordinary item        $     (1,329,389) $     (1,280,305)$        (799,086)$       (144,162)$         496,696
Minority interest                     37,145            41,316            42,216           42,995            38,965
                             ---------------   ---------------  ----------------  ---------------  ----------------
Income (loss) after
  minority interest               (1,366,534)       (1,321,621)         (841,302)        (187,157)          457,731
Extraordinary item                        --                --            20,721               --                --
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net income (loss)           $     (1,366,534) $     (1,321,621)$        (862,023)$       (187,157)$         457,731
                             ===============   ===============  ================  ===============  ================

Net income (loss)
  allocated to:
    General Partner         $        (13,665) $        (13,216)$          (8,620)$         (1,872)$           4,577
    Limited partners        $     (1,352,869) $     (1,308,405)$        (853,403)$       (185,285)$         453,154

Net income (loss) per
  limited partnership
  interest                  $         (34.79) $         (33.57)$          (21.85)$          (4.66)$           10.96

Weighted average number
  of limited partnership
  interests                           38,889            38,974            39,053           39,751            41,334

Cumulative net income
  (loss) allocated to:
    General Partner         $       (107,661) $        (93,996)$         (80,780)$        (72,160)$         (70,288)
    Limited partners        $    (15,449,107) $    (14,096,238)$     (12,787,833)$    (11,934,430)$     (11,749,145)

Cumulative taxable
  income (loss) allocated to:
    General Partner         $        108,016  $        105,373 $         110,406 $        111,613 $         104,550
    Limited partners        $    (18,784,373) $    (17,550,296)$     (16,097,799)$    (15,165,626)$     (14,759,062)

Distributions declared:
  General Partner           $             --  $             -- $              -- $          4,005 $           5,206
  Limited partners          $             --  $             -- $              -- $        396,514 $         515,339

Cumulative distributions
  declared:
    General Partner         $        121,277  $        121,277 $         121,277 $        121,277 $         117,272
    Limited partners        $     12,006,384  $     12,006,384 $      12,006,384 $     12,006,384 $      11,609,870

At year end:
  Cash and equivalents      $      1,058,814  $         60,167 $          47,683 $            909 $         362,682
  Land, buildings and
   amenities, net           $     42,445,109  $     44,986,348 $      47,498,726 $     47,739,483 $      41,136,516

Total assets                $     44,998,108  $     46,496,128 $      49,077,535 $     49,231,418 $      43,209,406

Mortgages and notes
  payable                   $     33,536,428  $     33,474,382 $      35,149,376 $     33,312,443 $      27,119,180

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

Critical Accounting Policies

Our most critical business assumption is that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected.

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the consolidated financial statements in 2002.

Occupancy Levels

The occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                       2002 (1)        2001           2000
                                                     ------------  -------------  ------------
Wholly-Owned Properties
Sabal Park Apartments                                    96%            93%           98%
Park Place Apartments Phase I                            88%            73%           72%
Willow Lake Apartments                                   93%            90%           83%
Park Place Apartments Phase III                          97%            73%           52%

Joint Venture Properties
(Ownership % on December 31, 2002)
Golf Brook Apartments (96.03%) (2)                       88%            89%           87%
Plainview Point III Office Center (95.04%) (3)           51%            54%           73%

(1)      With the exception of Plainview Point III Office Center, current occupancy levels are considered adequate to continue operation of our properties.
(2)      In our opinion, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3)      A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001.
         There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $717,000, will likely be needed for tenant finish expenses.  To fund the costs for the tenant finish, we would use the financing proceeds obtained on August 2, 2002.  See Part II,
         Item 8 - Note 5 for information on our mortgages payable.

The average occupancy levels at our properties and joint ventures for the years ended December 31 were as follows:

                                                         2002          2001            2000
                                                     ------------  -------------   ------------
Wholly-Owned Properties
Sabal Park Apartments (1)                                93%            94%            97%
Park Place Apartments Phase I (3)                        79%            78%            82%
Willow Lake Apartments (1)                               88%            95%            91%
Park Place Apartments Phase III                          83%            67%            N/A     (2)

Joint Venture Properties
(Ownership % on December 31, 2002)
Golf Brook Apartments (96.03%)                           91%            90%            92%
Plainview Point III Office Center (95.04%)(4)            55%            90%            88%

(1)      In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(2)      Average occupancy is not applicable for Park Place Apartments Phase III due to the fact that all of the apartments  were not certified for occupancy until May 2000.  Because the apartments were being turned over to leasing at different times, the occupancy of one month is not comparable to the next month.
(3)      Park Place Apartments has experienced low occupancy for the last three years.  We are actively working on improving occupancy for 2003.  Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.
(4)      A tenant occupying 16,895 square feet, or 27%, of the building vacated its space on November 30, 2001.
         There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $717,000, will likely be needed for tenant finish expenses.  To fund the costs for the tenant finish, we would use the financing proceeds obtained on August 2, 2002.  See Part II,
         Item 8 - Note 5 for information on our mortgages payable.
Rental and Other Income

Rental and other income generated by our properties and joint ventures for the years ended December 31 were as follows:

                                                   2002           2001           2000
                                               -------------  -------------  -------------
Wholly-Owned Properties
Sabal Park Apartments                         $    1,884,720 $    1,949,900 $    1,955,982
Park Place Apartments Phase I                 $    1,482,618 $    1,516,832 $    1,697,890
Willow Lake Apartments                        $    2,367,482 $    2,560,214 $    2,415,538
Park Place Apartments Phase III               $    1,312,489 $    1,156,239 $      589,562

Joint Venture Properties
(Ownership % on December 31, 2002)
Golf Brook Apartments (96.03%)                $    2,963,776 $    2,940,558 $    3,271,227
Plainview Point III Office Center (95.04%)    $      613,914 $      858,673 $      848,522

Results of Operations for 2000, 2001 and 2002

The following table of segment data is provided:

                                                                             2002
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $     10,011,085 $         613,914 $          7,348 $      10,632,347
Operating expense                                    4,139,268           338,074               --         4,477,342
Interest expense                                       840,145                --        1,738,038         2,578,183
Depreciation and amortization                        2,527,785           183,967           89,466         2,801,218
Net income (loss)                                    1,131,128            29,117       (2,526,779)       (1,366,534)

                                                                             2001
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $     10,123,743 $         858,673 $         10,631 $      10,993,047
Operating expense                                    4,294,594           393,742            8,403         4,696,739
Interest expense                                       828,955                --        1,827,251         2,656,206
Depreciation and amortization                        2,422,606           195,055           89,466         2,707,127
Net income (loss)                                    1,021,031           182,643       (2,525,295)       (1,321,621)

                                                                             2000
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      9,935,386 $         848,522 $         18,267 $      10,802,175
Operating expense                                    3,870,165           373,460               --         4,243,625
Interest expense                                       869,312                --        1,844,227         2,713,539
Depreciation and amortization                        2,117,229           204,035           89,321         2,410,585
Net income (loss)                                    1,458,917           175,276       (2,496,216)         (862,023)

Several general trends have affected our most recent operating results. Depreciation and amortization continues to increase due to continued improvements at our residential properties and the completion of Park Place Apartments Phase III. Net revenues have remained relatively stable, with the exception of commercial revenues, which have been negatively affected by the recent decrease in occupancy at Plainview Point III Office Center. Operating expenses have generally followed in line with net revenues, as is expected. Interest expense continues to decline as our debt balances are reduced by normal recurring principal reductions.

If there has not been a material change in a particular line item on the Statements of Operations from one year to the next, we have omitted any discussion concerning that individual line item.

Rental Income

Rental income increased approximately $526,000, or 5%, in 2001, primarily as a result of increased income at Park Place Apartments Phase III (not all apartment units were available for lease until the end of May 2000). The increase is also due to increased average occupancy at Willow Lake Apartments and Plainview Point III Office Center. The increase is partially offset by decreased average occupancy at Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments.

Year ending occupancy percentage represents occupancy only on a specific date; therefore, the above analysis considers average occupancy percentage which is representative of the entire year's results.

Interest and Other Income

Interest and other income decreased approximately $330,000, or 91%, in 2001, primarily as a result of a settlement claim received in 2000 for defective siding at Golf Brook Apartments with no similar settlement received in 2001.

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

Loss on Disposal of Assets

The 2001 loss on disposal of assets can be attributed to partial retirements of assets not fully depreciated made at Park Place Apartments Phase I and Willow Lake Apartments. The partial retirements at Park Place Apartments Phase I were the result of an exterior paint project. The partial retirements at Willow Lake Apartments were the result of an exterior paint and wood replacement project, entrance landscaping and color coating the tennis courts. The 2000 loss on disposal of assets can be attributed to retirements of assets, not fully depreciated, as a result of clubhouse renovation projects at Park Place Apartments, Golf Brook Apartments and Sabal Park Apartments.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $297,000, or 12%, in 2001. The increase is primarily a result of the following: 1) capitalization of Park Place Apartments Phase III's construction costs (approximately $11,240,000) due to the fact that depreciation for the majority of the costs did not start until the second and third quarters of 2000; 2) the reassessment by management of the useful lives of all of the roof assets, at Park Place Apartments Phase I and Willow Lake Apartments, from 30 years to approximately 15 years in anticipation of replacing the roofs (resulting in an increase in depreciation of approximately $99,000); and 3) building improvements and water sub-metering installations, net of retirements, at Park Place Apartments Phase I and Willow Lake Apartments. The aggregate cost of our properties for federal tax purposes is approximately $76,299,000.

Liquidity and Capital Resources

The majority of our cash flow is typically derived from operating activities. Cash flows used in investing activities are for tenant finish improvements, other capital improvements at our properties and construction of Park Place Apartments Phase III (for 2000). Changes to current tenant improvements at commercial properties are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements is determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements and other capital additions were funded by cash flow from operations. Park Place Apartments Phase III construction costs were funded primarily by debt financing and also from cash flows from operations. The building construction costs for Park Place Apartments Phase III were approximately $11,240,000. Cash flows used in financing activities consist of principal payments on mortgages and notes payable, repurchase of limited partnership Interests and payment of loan costs. Cash flows provided by financing activities represent proceeds from mortgage loans. We do not expect any material changes in the mix and relative cost of capital resources from those in 2002.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2002           2001           2000
                                                       --------------  -------------  -------------
Operating activities                                  $     1,310,961 $    2,085,569 $      750,859
Investing activities                                         (317,172)      (355,241)    (2,441,058)
Financing activities                                            4,858     (1,717,844)     1,736,973
                                                       --------------  -------------  -------------

     Net increase in cash and equivalents             $       998,647 $       12,484 $       46,774
                                                       ==============  =============  =============

Net cash provided by operating activities decreased approximately $775,000, or 37%, in 2002. The decrease is primarily driven by the change in accounts payable.

Net cash provided by operating activities increased approximately $1,335,000 in 2001. The increase was primarily driven by the change in accounts payable, which was partially offset by decreased operating results before non-cash items.

Net cash used in investing activities decreased approximately $2,086,000, or 85%, in 2001. The decrease was primarily due to decreased capital expenditures to complete the construction of Park Place Apartments Phase III.

Net cash used in financing activities decreased approximately $1,723,000 in 2002. The decrease is primarily the result of proceeds from mortgage loans on Sabal Park Apartments.

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

The primary source of future liquidity is expected to be cash from operations. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet our day to day working capital needs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on our balance sheet as of December 31) were $1,058,814, $60,167, and $47,683 on December 31, 2002, 2001 and 2000, respectively.

Due to the fact that no distributions were made during 2002, 2001 or 2000, the table which presents that portion of the distributions that represents a return of capital based on Accounting Principles Generally Accepted in the United States has been omitted.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate increase in depreciation expense of $198,000 and $99,000 for the years ended December 31, 2002 and 2001, respectively. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2002, five buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all of the remaining roofs is estimated to be $880,000 ($20,000 per building). Two roof replacements have been budgeted for 2003.

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point III Office Center. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. This left Plainview Point III Office Center with only 54% occupancy. As a result of this vacancy, there will likely be a protracted period extending beyond 2003 for the property to become fully leased again. Substantial funds, currently estimated to be approximately $717,000, will likely be needed for tenant finish costs.

Future liquidity will also be affected by the renovation of the clubhouse at Willow Lake Apartments. The renovation is scheduled to begin in February 2003. Total costs for the renovation is estimated to be approximately $277,000. The completion of the renovation is expected to be in April 2003.

In addition to the clubhouse renovation, there will also be a street and parking lot resurfacing project at Willow Lake Apartments. The resurfacing will take place throughout the community and is estimated to cost approximately $160,000. The project is scheduled to begin in June 2003.

Such demand as discussed above will be managed by our General Partner using cash provided by operations, cash reserves or additional borrowings secured by our properties. There can be no guarantee that such funds will be available at which time our General Partner will manage the demand on liquidity according to our best interest.

We had no other material commitments for renovations or capital expenditures as of December 31, 2002.

In an effort to continue to improve occupancy at our residential properties, we have an on-site leasing staff that are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and negotiates lease renewals with current residents.

The leasing and renewal negotiations for our commercial property are handled by leasing agents that are employees of NTS Development Company in Louisville, Kentucky. The leasing agents are located in the same city as the commercial property. All advertising for the commercial property is coordinated by NTS Development Company's marketing staff located in Louisville, Kentucky.

Leases at Plainview Point III Office Center provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

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

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $   33,536,428 $    2,064,390 $    4,599,114  $    5,345,441 $   21,527,483

Capital lease obligations (1)     $       22,324 $       14,882 $        7,442  $           -- $           --

Operating leases (2)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (3)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $   33,558,752 $    2,079,272 $    4,606,556  $    5,345,441 $   21,527,483
                                   =============  =============  =============   =============  =============

(1)  The lease is for six golf carts, of which two were obtained for an apartment community owned by affiliates of ours.
     The affiliates are reimbursing us for their portion of the costs of the golf carts.
(2)  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(3)  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

                                                          Amount of Commitment Expiration Per Period
                                                  -----------------------------------------------------------
                                       Total
        Other Commercial              Amounts      Within One     Two - Three     Four - Five      Over 5
          Commitments                Committed        Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Line of credit                    $           -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees                      $           -- $           -- $           --  $           -- $           --

Other commercial
  commitments (1)                 $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total commercial
  commitments                     $           -- $           -- $           --  $           -- $           --
                                   =============  =============  =============   =============  =============

(1)  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of two notes payable of $5,807 and $5,510, that bear interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,706,000 decrease in the fair value of debt.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties VI, a Maryland Limited Partnership:

We have audited the accompanying consolidated balance sheet of NTS-Properties VI, a Maryland Limited Partnership (the Partnership) as of December 31, 2002, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Partnership and the consolidated financial statement schedule as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS-Properties VI, a Maryland Limited Partnership as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
Report. This report has not been reissued by Andersen.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                  2002                 2001
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $        1,058,814  $           60,167
Cash and equivalents - restricted                                     237,409             217,906
Accounts receivable, net                                               34,114              52,389
Land, buildings and amenities, net                                 42,445,109          44,986,348
Other assets                                                        1,222,662           1,179,318
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       44,998,108  $       46,496,128
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                $       33,536,428  $       33,474,382
Accounts payable                                                      614,547             932,295
Security deposits                                                     226,593             223,533
Other liabilities                                                     435,306             314,150
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                             34,812,874          34,944,360

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                   10,185,234          11,551,768
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $       44,998,108  $       46,496,128
                                                            =================   =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                   2002           2001           2000
                                               -------------  -------------  -------------
REVENUES
Rental income                                 $   10,610,589 $   10,959,423 $   10,433,067
Interest and other income                             21,219         33,624        363,920
Gain on sale of assets                                   539             --          5,188
                                               -------------  -------------  -------------

     TOTAL REVENUES                               10,632,347     10,993,047     10,802,175

EXPENSES
Operating expenses                                 2,882,559      3,046,109      2,846,334
Operating expenses - affiliated                    1,594,783      1,650,630      1,397,291
Loss on disposal of assets                             5,580        102,550        208,709
Interest expense                                   2,578,183      2,656,206      2,713,539
Management fees                                      546,539        561,595        558,123
Real estate taxes                                    883,396        979,645        948,682
Professional and administrative expenses             279,351        161,429        192,700
Professional and administrative expenses -
  affiliated                                         390,127        408,061        325,298
Depreciation and amortization                      2,801,218      2,707,127      2,410,585
                                               -------------  -------------  -------------

    TOTAL EXPENSES                                11,961,736     12,273,352     11,601,261

Loss before minority interest and
  extraordinary item                              (1,329,389)    (1,280,305)      (799,086)
Minority interest                                     37,145         41,316         42,216
                                               -------------  -------------  -------------
Loss after minority interest but
  before extraordinary item                       (1,366,534)    (1,321,621)      (841,302)

Extraordinary item - early extinguishment
  of debt                                                 --             --         20,721
                                               -------------  -------------  -------------

Net loss                                      $   (1,366,534)$   (1,321,621)$     (862,023)
                                               =============  =============  =============

Net loss allocated to the limited partners:
    Loss before extraordinary item            $   (1,352,869)$   (1,308,405)$     (832,889)
    Extraordinary item                                    --             --         20,514
                                               -------------  -------------  -------------

Net loss                                      $   (1,352,869)$   (1,308,405)$     (853,403)
                                               =============  =============  =============

Net loss per limited partnership interest:
    Loss before extraordinary item            $       (34.79)$       (33.57)$       (21.33)
    Extraordinary item                                    --             --           0.52
                                               -------------  -------------  -------------

Net loss per limited partnership interest     $       (34.79)$       (33.57)$      (21.85)
                                               =============  =============  =============

Weighted average number of limited
  partnership interests                               38,889         38,974         39,053
                                               =============  =============  =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                         Limited
                                         Partners'                Limited        General
                                         Interests                Partners       Partner          Total
                                       -------------           -------------  --------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2000                   39,089          $   14,004,749 $      (193,337)$   13,811,412

   Net loss                                                         (853,403)         (8,620)      (862,023)

   Repurchase of limited partnership
     interests                                  (100)                (38,000)             --        (38,000)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2000                 38,989              13,113,346        (201,957)    12,911,389

   Net loss                                                       (1,308,405)        (13,216)    (1,321,621)

   Repurchase of limited partnership
     interests                                  (100)                (38,000)             --        (38,000)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2001                 38,889              11,766,941        (215,173)    11,551,768

   Net loss                                                       (1,352,869)        (13,665)    (1,366,534)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2002                 38,889          $   10,414,072 $      (228,838)$   10,185,234
                                       =============           =============  ==============  =============

(1)      For the periods presented, there are no elements of other comprehensive income as defined by the Financial
         Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting
         Comprehensive Income."

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (1,366,534)$   (1,321,621)$      (862,023)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                19,945          4,912              --
    Write-off of uncollectible accounts receivable                (14,674)        (2,522)             --
    Loss on disposal of assets                                      5,580        102,550         208,709
    Gain on sale of assets                                           (539)            --          (5,188)
    Write-off of unamortized loan costs                                --             --          20,721
    Depreciation and amortization                               2,870,049      2,776,352       2,496,770
    Changes in assets and liabilities:
      Cash and equivalents - restricted                           (19,503)        13,845         (22,071)
      Accounts receivable                                          13,004         12,760         132,799
      Other asset                                                 (39,980)         4,769        (170,281)
      Accounts payable                                           (317,748)       455,803      (1,186,149)
      Security deposits                                             3,060        (37,150)         41,607
      Other liabilities                                           121,156         34,555          53,749
      Minority interest                                            37,145         41,316          42,216
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                  1,310,961      2,085,569         750,859
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                       (265,559)      (295,868)     (2,380,205)
Proceeds from sale of assets                                          539             --           8,736
Minority interest                                                 (52,152)       (59,373)        (69,589)
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (317,172)      (355,241)     (2,441,058)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes payable              (1,937,954)    (1,776,487)     (4,647,493)
Proceeds from mortgage loans and notes payable                  2,000,000        101,493       6,484,426
Repurchase of limited partnership interests                            --        (38,000)        (38,000)
Additions to loan costs                                           (57,188)        (4,850)        (61,960)
                                                            -------------  -------------  --------------

     Net cash provided by (used in) financing activities            4,858     (1,717,844)      1,736,973
                                                            -------------  -------------  --------------

     Net increase in cash and equivalents                         998,647         12,484          46,774

CASH AND EQUIVALENTS, beginning of year                            60,167         47,683             909
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $    1,058,814 $       60,167 $        47,683
                                                            =============  =============  ==============

Interest paid on a cash basis, net of amounts capitalized  $    2,534,995 $    2,625,265 $     2,730,050
                                                            =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Note 1- Significant Accounting Policies

A) Organization

NTS-Properties VI, a Maryland limited partnership (the "Partnership") is a limited partnership organized under the laws of the state of Maryland in December 1984. Our General Partner is NTS- Properties Associates VI (a Kentucky limited partnership). We are in the business of developing, constructing, owning and operating apartment communities and commercial real estate.

B) Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in the properties and joint ventures listed below.

Other assets include minority interest in our joint venture properties totaling approximately $685,000 and $670,000 as of December 31, 2002 and 2001, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

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
D) Allocation of Net Income (Loss) and Cash Distributions

Pre-termination date net cash receipts and interim net cash receipts, as defined in the Partnership Agreement, and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the General Partner. Net cash proceeds, as defined in the Partnership Agreement, will be distributed as follows: (1) 99% to the limited partners and 1% to the General Partner until the limited partners have received cash distributions from all sources (except pre-termination date net cash receipts) equal to their original capital and (2) the remainder, 80% to the limited partners and 20% to the General Partner. Net operating income shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net operating income in excess of cash distributions and net gains from sales shall be allocated as follows: (1) pro-rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their original capital less cash distributions except distributions of pre- termination date net cash receipts and (3) the balance, 80% to the limited partners and 20% to the General Partner. Net operating losses have been allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying consolidated financial statements.

E) Tax Status

We have received a ruling from the Internal Revenue Service stating that we are classified as a limited partnership for federal income tax purposes. As such, we make no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                                            2002           2001           2000
                                                       --------------  -------------  -------------
Net loss                                              $    (1,366,534)$   (1,321,621)$     (862,023)
Items handled differently for tax purposes:
  Depreciation and amortization                                32,336       (189,171)       (49,381)
  (Gain) loss on fixed assets                                  (4,412)         7,873         31,443
  Prepaid rent and other capitalized leasing costs             99,930         37,933        (53,419)
  Bad debt allowance                                            5,106          2,390             --
  Accrued expenses                                             (2,000)         2,000             --
  Other miscellaneous expense                                   4,140          3,066             --
                                                       --------------  -------------  -------------

Taxable loss                                          $    (1,231,434)$   (1,457,530)$     (933,380)
                                                       ==============  =============  =============

F) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

G) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. On December 31, 2002, approximately $704,000 was transferred into the investment.

H) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $76,299,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair value. Application of this standard during the year ended December 31, 2002 did not result in an impairment loss.

J) Revenue Recognition - Rental Income and Capitalized Leasing Costs

We recognize revenues in accordance with each tenant's lease agreement. Certain of our lease agreements at Plainview Point III Office Center are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $5,339 and $12,771 on December 31, 2002 and 2001, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

K) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2002, 2001 and 2000.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the consolidated financial statements in 2002.

Note 2 - Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, residential properties in Lexington, Kentucky, Indianapolis, Indiana and Orlando, Florida. We also own and operate, through a joint venture, a commercial property in Louisville, Kentucky. Substantially all of the commercial property's tenants are local businesses or are businesses which have operations in the Louisville area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Tender Offers

From October 1998 through December 2001, we participated, along with ORIG, LLC, ("ORIG") an affiliate of ours, (the"Offerors"), in five tender offers. Through the five tender offers, we repurchased 1,700 Interests for $618,500 and ORIG purchased 13,766 Interests for $5,167,480. The price per Interest was $350 for the first tender offer, $370 for the second tender offer and $380 for the third, fourth and fifth tender offers. Interests that we repurchased were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $380 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 2, 2002.

On July 24, 2002, ORIG amended its tender offer to extend the expiration date from August 2, 2002, to September 3, 2002.

ORIG's tender offer expired September 3, 2002. A total of 2,560 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $380 per Interest for a total of $972,800. We did not participate in this tender offer.

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                              2002                 2001
                                       ------------------   ------------------
Land and improvements                $         16,463,962 $         16,460,492

Building and improvements                      59,744,206           59,574,238
                                       ------------------   ------------------

                                               76,208,168           76,034,730

Less accumulated depreciation                  33,763,059           31,048,382
                                       ------------------   ------------------

                                     $         42,445,109 $         44,986,348
                                       ==================   ==================

Note 5 - Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

                                                              2002                2001
                                                       ------------------  ------------------
Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.74%, due October 15, 2012, secured by certain
land, buildings and amenities.                        $        11,365,873 $        11,700,216

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.57%, due May 15, 2009, secured by certain land,
buildings and amenities.                                        6,899,113           7,691,673

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.32%, due October 15, 2012, secured by certain
land, buildings and amenities.                                  6,542,283           6,980,987

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
8.38%, due December 1, 2010, secured by certain
land, buildings and amenities.                                  3,065,058           3,135,343

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.38%, due December 5, 2012, secured by certain
land and building.                                              2,197,714           2,341,123

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
6.93%, due December 5, 2012, secured by certain
land, buildings and amenities.                                  1,989,927                  --

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.38%, due December 5, 2012, secured by certain
land, buildings and amenities.                                  1,465,143           1,560,749

Note payable to a bank, bearing interest at the Prime
Rate but not less than 6.0%, payable in monthly
installments, due March 27, 2003.  On December 31,
2002, the interest rate was 6.0%.                                   5,807              32,958

Note payable to a bank, bearing interest at the Prime
Rate but not less than 6.0%, payable in monthly
installments, due March 27, 2003.  On December 31,
2002, the interest rate was 6.0%.                                   5,510              31,333
                                                       ------------------  ------------------

                                                      $        33,536,428 $        33,474,382
                                                       ==================  ==================

On August 2, 2002, we obtained additional financing in the amount of $2,000,000 secured by certain land, building and amenities of Sabal Park Apartments. The interest rate is 6.93% and the maturity date is December 5, 2012. The remaining proceeds of this loan will be used for capital additions of approximately $437,000 at Willow Lake Apartments for the clubhouse renovation ($277,000) and the streets and parking lot resurfacing project ($160,000) and for tenant finish costs of approximately $717,000 at Plainview Point III Office Center.

Our mortgages may be prepaid but are generally subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                   2,064,390
                2004                                     2,212,854
                2005                                     2,386,260
                2006                                     2,572,314
                2007                                     2,773,127
             Thereafter                                 21,527,483
                                       ---------------------------

                                     $                  33,536,428
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2002 and 2001 was approximately $36,077,000 and $34,444,000, respectively.

Note 6 - Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2002:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                     423,800
                2004                                       405,941
                2005                                       289,509
                2006                                       171,328
                2007                                       171,328
             Thereafter                                     14,277
                                       ---------------------------

                                     $                   1,476,183
                                       ===========================
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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           546,539 $           561,595 $          558,123
                                                       ------------------  ------------------  -----------------

Property management                                             1,019,792           1,078,558            890,447
Leasing                                                           193,428             191,425            183,407
Administrative - operating                                        339,753             307,410            313,576
Other                                                              41,810              73,237              9,861
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                      1,594,783           1,650,630          1,397,291
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             390,127             408,061            325,298
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       12,385              32,703             43,418
Fixed assets                                                           --                  --                299
Leasing commissions                                                 8,515                  --             14,586
Construction management                                                --               2,174            107,776
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  20,900              34,877            166,079
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         2,552,349 $         2,655,163 $        2,446,791
                                                       ==================  ==================  =================

During the years ended December 31, 2002, 2001, and 2000, we were charged $29,586, $22,864 and $27,359, respectively, for property maintenance fees from an affiliate of NTS Development Company.

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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $79,800, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of the general partners of three limited partnerships affiliated with us. The effect of this ruling is that these three general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of our General Partner, the general partner of one other partnership affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled, including our General Partner, remain defendants in the lawsuit. Our General Partner believes the lawsuit is without merit, and is vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our General Partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of a public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

We, our General Partner and two affiliated entities have been sued by Elder Construction & Associates, Inc. ("Elder Construction") in Jefferson Circuit Court, Louisville, Kentucky. Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. The Complaint of Elder Construction, which was originally filed in November 1999, alleged inter alia, breach of contract. The Complaint requested judgment against the defendants in the amount of $233,122, plus interest, and other relief.

We and the other defendants have answered the complaint, and have asserted counterclaims against the plaintiff for, inter alia, breach of contract. We, our General Partner and the two entities affiliated with us believe that the suit brought by Elder Construction is without merit and will vigorously defend it, including the prosecution of counterclaims against Elder Construction. The case had been set for trial in June 2002, but the parties subsequently agreed to binding arbitration to settle this lawsuit. We believe that the resolution of these legal proceedings, through binding arbitration, will not have a material effect on our consolidated financial position or results of operations.

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

                                                                         2002
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        9,999,631 $           610,958 $        10,610,589
Interest and other income                                 10,915               2,956              13,871
Gain on sale of assets                                       539                  --                 539
                                               -----------------  ------------------  ------------------

     Total revenues                           $       10,011,085 $           613,914 $        10,624,999
                                               -----------------  ------------------  ------------------

Operating expenses                            $        4,139,268 $           338,074 $         4,477,342
Interest expense                                         840,145                  --             840,145
Loss on disposal of assets                                 5,580                  --               5,580
Management fees                                          509,300              37,239             546,539
Real estate taxes                                        857,879              25,517             883,396
Depreciation and amortization                          2,527,785             183,967           2,711,752
                                               -----------------  ------------------  ------------------

     Total expenses                           $        8,879,957 $           584,797 $         9,464,754
                                               -----------------  ------------------  ------------------

Net income                                    $        1,131,128 $            29,117 $         1,160,245
                                               =================  ==================  ==================

Land, buildings and amenities, net            $       40,189,678 $         2,243,770 $        42,433,448
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $           83,937 $           181,622 $           265,559
                                               =================  ==================  ==================

Segment liabilities                           $       13,375,308 $            90,115 $        13,465,423
                                               =================  ==================  ==================

                                                                         2001
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $       10,102,931 $           856,492 $        10,959,423
Interest and other income                                 20,812               2,181              22,993
                                               -----------------  ------------------  ------------------

     Total revenues                           $       10,123,743 $           858,673 $        10,982,416
                                               -----------------  ------------------  ------------------

Operating expenses                            $        4,294,594 $           393,742 $         4,688,336
Interest expense                                         828,955                  --             828,955
Loss on disposal of assets                               102,550                  --             102,550
Management fees                                          508,842              52,753             561,595
Real estate taxes                                        945,165              34,480             979,645
Professional and administrative                               --                  --                  --
Depreciation and amortization                          2,422,606             195,055           2,617,661
                                               -----------------  ------------------  ------------------

     Total expenses                           $        9,102,712 $           676,030 $         9,778,742
                                               -----------------  ------------------  ------------------

Net income                                    $        1,021,031 $           182,643 $         1,203,674
                                               =================  ==================  ==================

Land, buildings and amenities, net            $       42,715,277 $         2,251,634 $        44,966,911
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $          295,321 $               547 $           295,868
                                               =================  ==================  ==================

Segment liabilities                           $       12,312,985 $            76,727 $        12,389,712
                                               =================  ==================  ==================

                                                                         2000
                                               ---------------------------------------------------------
                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        9,596,768 $           836,299 $        10,433,067
Interest and other income                                333,430              12,223             345,653
Gain on sale of assets                                     5,188                  --               5,188
                                               -----------------  ------------------  ------------------

     Total revenues                           $        9,935,386 $           848,522 $        10,783,908
                                               -----------------  ------------------  ------------------

Operating expenses                            $        3,870,165 $           373,460 $         4,243,625
Interest expense                                         869,312                  --             869,312
Loss on disposal of assets                               197,893              10,816             208,709
Management fees                                          506,603              51,520             558,123
Real estate taxes                                        915,267              33,415             948,682
Depreciation and amortization                          2,117,229             204,035           2,321,264
                                               -----------------  ------------------  ------------------

     Total expenses                           $        8,476,469 $           673,246 $         9,149,715
                                               -----------------  ------------------  ------------------

Net income                                    $        1,458,917 $           175,276 $         1,634,193
                                               =================  ==================  ==================

Land, buildings and amenities, net            $       45,021,285 $         2,450,231 $        47,471,516
                                               =================  ==================  ==================

Expenditures for land, buildings and
  amenities                                   $        2,284,937 $            95,268 $         2,380,205
                                               =================  ==================  ==================

Segment liabilities                           $       12,393,240 $           416,776 $        12,810,016
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                       2002                2001                2000
                                                 -----------------   -----------------  ------------------
NET REVENUES
Revenues for reportable segments                $       10,624,999  $       10,982,416 $        10,783,908
Interest and other income for Partnership                    7,348              10,631              18,267
                                                 -----------------   -----------------  ------------------

   Total consolidated net revenues              $       10,632,347  $       10,993,047 $        10,802,175
                                                 =================   =================  ==================

OPERATING EXPENSE
Operating expense for reportable segments       $        4,477,342  $        4,688,336 $         4,243,625
Operating expense for Partnership                               --               8,403                  --
                                                 -----------------   -----------------  ------------------

   Total consolidated operating expense         $        4,477,342  $        4,696,739 $         4,243,625
                                                 =================   =================  ==================

INTEREST EXPENSE
Interest expense for reportable segments        $          840,145  $          828,955 $           869,312
Interest expense for Partnership                         1,738,038           1,827,251           1,844,227
                                                 -----------------   -----------------  ------------------

     Total interest expense                     $        2,578,183  $        2,656,206 $         2,713,539
                                                 =================   =================  ==================

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                           $        2,711,752  $        2,617,661 $         2,321,264
Depreciation and amortization for  Partnership              89,466              89,466              89,321
                                                 -----------------   -----------------  ------------------

     Total depreciation and amortization        $        2,801,218  $        2,707,127 $         2,410,585
                                                 =================   =================  ==================

NET INCOME (LOSS)
Net income for reportable segments              $        1,160,245  $        1,203,674 $         1,634,193
Less minority interest                                      37,145              41,316              42,216
Plus net loss for Partnership after
  extraordinary item                                    (2,489,634)         (2,483,979)         (2,454,000)
                                                 -----------------   -----------------  ------------------

     Total net loss after extraordinary item    $       (1,366,534) $       (1,321,621)$          (862,023)
                                                 =================   =================  ==================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                           $       42,433,448  $       44,966,911 $        47,471,516
Land, buildings and amenities for Partnership               11,661              19,437              27,210
                                                 -----------------   -----------------  ------------------

     Total land, buildings and amenities        $       42,445,109  $       44,986,348 $        47,498,726
                                                 =================   =================  ==================

LIABILITIES
Liabilities for reportable segments             $       13,465,423  $       12,389,712 $        12,810,016
Liabilities for Partnership (1)                         21,347,451          22,554,648          23,356,130
                                                 -----------------   -----------------  ------------------

     Total liabilities                          $       34,812,874  $       34,944,360 $        36,166,146
                                                 =================   =================  ==================

(1)  These amounts primarily represent the mortgages held by us secured by the assets of the operating segments.

Note 10 - Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      2,614,005 $       2,593,880 $      2,679,801 $       2,744,661
Total expenses                              2,977,868         2,861,474        3,104,658         3,017,736
Minority interest                               7,149             8,836            9,043            12,117
Net loss                                     (371,012)         (276,430)        (433,900)         (285,192)
Net loss allocated to the
  limited partners                           (367,302)         (273,666)        (429,561)         (282,340)
Net loss per limited partnership
  interest                                      (9.44)            (7.04)          (11.05)            (7.26)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2001                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      2,618,078 $       2,745,064 $      2,899,118 $       2,730,787
Total expenses                              2,953,359         3,051,226        3,164,778         3,103,989
Minority interest                              12,682            10,110           10,214             8,310
Net loss                                     (347,963)         (316,272)        (275,874)         (381,512)
Net loss allocated to the
  limited partners                           (344,483)         (313,109)        (273,115)         (377,698)
Net loss per limited partnership
  interest                                      (8.84)            (8.03)           (7.00)            (9.70)

Item 9 - Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we do not have directors or officers. We are managed by our General Partner, NTS-Properties Associates VI. Additionally we have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates VI are as follows:

J. D. Nichols

Mr. Nichols (age 61) is the managing General Partner of NTS-Properties Associates VI and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 49), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors and Executive Committee of Greater Louisville Inc. and Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 44), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor's Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, that no additional forms were required for those persons.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 7 which describes the calculations of these fees and sets forth transactions with affiliates to the General Partner for the years ended December 31, 2002, 2001 and 2000.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 - Note 1D which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2003.

ORIG, LLC	18,237 Interests (46.89%)
10172 Linn Station Rd.
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%) and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a General Partner of NTS Properties Associates VI, our General Partner.

Our General Partner is NTS-Properties Associates VI, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates VI are as follows:

J. D. Nichols	54.05%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation	9.95%
10172 Linn Station Road
Louisville, Kentucky 40223

The remaining 36.00% interests are owned by various limited partners of NTS-Properties Associates VI.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $           546,539 $           561,595 $          558,123
                                                       ------------------  ------------------  -----------------

Property management                                             1,019,792           1,078,558            890,447
Leasing                                                           193,428             191,425            183,407
Administrative - operating                                        339,753             307,410            313,576
Other                                                              41,810              73,237              9,861
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                      1,594,783           1,650,630          1,397,291
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             390,127             408,061            325,298
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       12,385              32,703             43,418

Fixed assets                                                           --                  --                299
Leasing commissions                                                 8,515                  --             14,586
Construction management                                                --               2,174            107,776
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  20,900              34,877            166,079
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         2,552,349 $         2,655,163 $        2,446,791
                                                       ==================  ==================  =================

During the years ended December 31, 2002, 2001, and 2000, we were charged $29,586, $22,864 and $27,359, respectively, for property maintenance fees from an affiliate of NTS Development Company.

Our affiliate, ORIG, LLC has participated in tender offers for our Interests. See Item 8 - Note 3 for additional information on these tender offers.

Item 14 - Controls and Procedures

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

PART IV

Item 15 - Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

1 - Consolidated Financial Statements

The consolidated financial statements for the year ended December 31, 2002 along with the report from Ernst & Young LLP dated March 26, 2003, and the consolidated financial statements for the years ended December 31, 2001 and 2000 along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following consolidated schedules should be read in conjunction with those consolidated financial statements.

2 - Consolidated Financial Statement Schedules

Schedules	Page No.
III-Real Estate and Accumulated Depreciation	55-58

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

Item 3 - Exhibits

Exhibit No.
3.	Amended and Restated Agreement and Certificate of Limited Partnership	*
of NTS-Properties VI, a Maryland limited partnership.

3a.	First Amendment to Amended and Restated Agreement of Limited	**
Partnership of NTS-Properties VI, a Maryland limited partnership.

10.	Property Management Agreement and Construction Agreement	*
between NTS Development Company and NTS-Properties VI,
a Maryland limited partnership.

99.1	Certification of Chief Executive Officer Pursuant to Section 906	***
of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906	***
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985
(effective June 25, 1985) under Commission File No. 2-96583.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0-14695).

***	Attached as an exhibit with this Form 10-K.

Item 4 - Reports on Form 8-K

None.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

                                                                   Park Place
                                                 Willow Lake       Apartments
                                                 Apartments        Phase III
                                               ---------------  ----------------
Encumbrances                                         (A)              (A)

Initial cost to Partnership:
  Land                                        $      3,770,328 $       2,411,441
  Buildings and improvements                        12,616,655        11,156,959

Cost capitalized subsequent to acquisition:
  Improvements                                         412,785             9,597

Gross amount at which carried
 December 31, 2002: (B)
   Land                                              3,775,281         2,412,127
   Buildings and improvements                       13,024,487        11,165,870
                                               ---------------  ----------------

     Total                                    $     16,799,768 $      13,577,997
                                               ===============  ================

Accumulated depreciation                      $      8,354,415 $       2,177,720
                                               ===============  ================

Date of construction                                3/85              5/00

Date acquired                                        N/A              N/A

Life at which depreciation in latest income
 statement is computed                               (C)              (C)

(A)  First mortgage held by an insurance company.
(B)  Total aggregate cost of real estate for tax purposes is approximately $76,299,000.
(C)  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 3-30 years for amenities and the applicable lease term for tenant improvements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

                                                                   Park Place
                                                 Sabal Park        Apartments
                                                 Apartments         Phase I
                                               ---------------  ----------------
Encumbrances                                         (A)              (B)

Initial cost to Partnership:
  Land                                        $      3,063,046 $       2,320,938
  Buildings and improvements                         8,417,719         9,630,935

Cost capitalized subsequent to
 acquisition:
   Improvements                                        338,655           217,928

Gross amount at which carried
 December 31, 2002:
   Land                                              3,113,211         2,366,784
   Buildings and improvements                        8,706,209         9,803,017
                                               ---------------  ----------------

     Total                                    $     11,819,420 $      12,169,801
                                               ===============  ================

Accumulated depreciation                      $      6,200,324 $       6,137,931
                                               ===============  ================

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

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

                                                                   Plainview           Total
                                                 Golf Brook     Point III Office       Pages
                                                 Apartments         Building           55-57
                                               ---------------  ----------------  ---------------
Encumbrances                                         (A)              (A)

Initial cost to Partnership:
  Land                                        $      3,897,193 $         837,550 $     16,300,496
  Buildings and improvements                        12,776,885         2,387,013       56,986,166

Cost capitalized subsequent to
 acquisition:
   Improvements                                        427,919         1,475,750        2,882,634

Gross amount at which carried
 December 31, 2002:
   Land                                              3,941,535           855,024       16,463,962
   Buildings and improvements                       13,160,462         3,845,289       59,705,334
                                               ---------------  ----------------  ---------------

     Total                                    $     17,101,997 $       4,700,313 $     76,169,296
                                               ===============  ================  ===============

Accumulated depreciation                      $      8,408,915 $       2,456,543 $     33,735,848
                                               ===============  ================  ===============

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
(C)  Reconciliation net of accumulated depreciation to consolidated financial statements:

     Total gross cost on December 31, 2002                                             $     76,169,296
       Additions to Partnership for computer hardware and software                               38,872
                                                                                        ---------------

     Balance on December 31, 2002                                                            76,208,168
       Less accumulated depreciation - per above                                             33,735,848
       Less accumulated depreciation for Partnership computer hardware and software              27,211
                                                                                        ---------------

     Land, buildings and amenities, net on December 31, 2002                           $     42,445,109
                                                                                        ===============

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances on January 1, 2000                   $         74,053,027 $         26,313,544

Additions during period:
  Improvements                                           2,380,205                   --
  Depreciation (A)                                              --            2,408,705

Deductions during period:
  Retirements                                            (510,455)            (298,198)
                                                ------------------   ------------------

Balances on December 31, 2000                           75,922,777           28,424,051

Additions during period:
  Improvements                                             295,868                   --
  Depreciation (A)                                              --            2,705,696

Deductions during period:
  Retirements                                            (183,915)             (81,365)
                                                ------------------   ------------------

Balances on December 31, 2001                           76,034,730           31,048,382

Additions during period:
  Improvements                                             265,559                   --
  Depreciation (A)                                              --            2,801,218

Deductions during period:
  Retirements                                             (92,121)             (86,541)
                                                ------------------   ------------------

Balances on December 31, 2002                 $         76,208,168 $         33,763,059
                                                ==================   ==================

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
A Maryland Limited Partneship

By:	NTS-Properties Associates VI,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of
NTS Capital Corporation

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates VI and
Chairman of the Board and Sole Director of NTS
Capital Corporation
/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

      I, Brian F. Lavin, certify that:

  I have reviewed this annual report on Form 10-K for NTS- Properties VI, a Maryland Limited Partnership;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated joint ventures, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      /s/ Brian F. Lavin
      President of NTS Capital Corporation, General Partner of NTS-Properties Associates VI, General Partner of NTS-
      Properties VI, a Maryland Limited Partnership

      See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

      I, Gregory A. Wells, certify that:

  I have reviewed this annual report on Form 10-K for NTS- Properties VI, a Maryland Limited Partnership;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated joint ventures, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      /s/ Gregory A. Wells
      Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates VI, General Partner
      of NTS-Properties VI, a Maryland Limited Partnership

      See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.