Form 10-Q
period 2003-03-31
NTS PROPERTIES VI/MD
filed 2003-05-15
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14695

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP

Maryland	61-1066060
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

TABLE OF CONTENTS

PART I

		Pages
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2003
	and December 31, 2002	4

	Statement of Partners' Equity as of March 31, 2003	4

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22-23

Signatures		24

Certifications		25-26

Some of the statements included in this Form 10-Q, particularly those included in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because the statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe," or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner's best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2003                     2002
                                                              -------------------      -------------------
                                                                  (UNAUDITED)
ASSETS
Cash and equivalents                                         $          1,147,369     $          1,058,814
Cash and equivalents - restricted                                         281,736                  237,409
Accounts receivable, net                                                   39,447                   34,114
Land, buildings and amenities, net                                     41,931,684               42,445,109
Other assets                                                            1,220,835                1,222,662
                                                              -------------------      -------------------

      TOTAL ASSETS                                           $         44,621,071     $         44,998,108
                                                              ===================      ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                  $         33,019,987     $         33,536,428
Accounts payable                                                          825,252                  614,547
Security deposits                                                         231,543                  226,593
Other liabilities                                                         642,773                  435,306
                                                              -------------------      -------------------

      TOTAL LIABILITIES                                                34,719,555               34,812,874

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                        9,901,516               10,185,234
                                                              -------------------      -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                       $         44,621,071     $         44,998,108
                                                              ===================      ===================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                      Limited              General
                                                      Partners             Partner                Total
                                                 ------------------   ------------------    ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs   $         40,518,631 $                100 $          40,518,731
Net loss - prior years                                  (15,449,107)            (107,661)          (15,556,768)
Net loss - current year                                    (280,881)              (2,837)             (283,718)
Cash distributions declared to date                     (12,006,384)            (121,277)          (12,127,661)
Repurchase of limited partnership interests              (2,649,068)                  --            (2,649,068)
                                                 ------------------   ------------------    ------------------

BALANCES ON MARCH 31, 2003                     $         10,133,191 $           (231,675)$           9,901,516
                                                 ==================   ==================    ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2003                     2002
                                                              -------------------      -------------------
REVENUES
Rental income                                                $          2,748,067     $          2,609,868
Interest and other income                                                   7,629                    4,137
                                                              -------------------      -------------------

     TOTAL REVENUES                                                     2,755,696                2,614,005
                                                              -------------------      -------------------

EXPENSES
Operating expenses                                                        677,090                  697,166
Operating expenses - affiliated                                           390,800                  429,623
Loss on disposal of assets                                                  8,195                       --
Interest expense                                                          635,720                  630,685
Management fees                                                           141,838                  134,282
Real estate taxes                                                         224,145                  243,481
Professional and administrative expenses                                  210,212                   49,027
Professional and administrative expenses - affiliated                      94,892                   92,370
Depreciation and amortization                                             647,779                  701,234
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                     3,030,671                2,977,868
                                                              -------------------      -------------------

Loss before minority interest                                            (274,975)                (363,863)
Minority interest                                                           8,743                    7,149
                                                              -------------------      -------------------

Net loss                                                     $           (283,718)    $           (371,012)
                                                              ===================      ===================

Net loss allocated to the limited partners                   $           (280,881)    $           (367,302)
                                                              ===================      ===================

Net loss per limited partnership interest                    $              (7.22)    $              (9.44)
                                                              ===================      ===================

Weighted average number of limited partnership interests                   38,889                   38,889
                                                              ===================      ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                               ----------------------------------------------
                                                                      2003                       2002
                                                               -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $            (283,718)     $            (371,012)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                         46,834                      8,551
    Write-off of uncollectible accounts receivable                         (54,494)                    (2,390)
    Loss on disposal of assets                                               8,195                         --
    Depreciation and amortization                                          660,726                    714,752
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                    (44,327)                   (48,399)
      Accounts receivable                                                    2,327                      9,679
      Other assets                                                          (4,825)                   (47,053)
      Accounts payable                                                     210,705                     23,302
      Security deposits                                                      4,950                     (1,100)
      Other liabilities                                                    207,467                    296,228
      Minority interest income                                               8,743                      7,149
                                                               -------------------        -------------------

     Net cash provided by operating activities                             762,583                    589,707
                                                               -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                (142,549)                    (1,906)
Minority interest distributions                                            (15,038)                   (17,229)
                                                               -------------------        -------------------

     Net cash used in investing activities                                (157,587)                   (19,135)
                                                               -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes payable                         (516,441)                  (475,177)
                                                               -------------------        -------------------

     Net cash used in financing activities                                (516,441)                  (475,177)
                                                               -------------------        -------------------

     Net increase in cash and equivalents                                   88,555                     95,395

CASH AND EQUIVALENTS, beginning of period                                1,058,814                     60,167
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $           1,147,369      $             155,562
                                                               ===================        ===================

Interest paid on a cash basis                                $             627,164      $             628,725
                                                               ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties VI's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in its properties and joint ventures.

Note 1 - Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Other assets includes minority interest in our joint venture properties totaling approximately $692,000 and $685,000 as of March 31, 2003 and December 31, 2002, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, apartment communities - Park Place Apartments Phases I and III, in Lexington, Kentucky, Willow Lake Apartments, in Indianapolis, Indiana and Sabal Park and Golf Brook Apartments, in Orlando, Florida. We also own and operate, through a joint venture, a commercial rental property - Plainview Point Office Center Phase III, in Louisville, Kentucky. Substantially all of the commercial property's tenants are local businesses or are businesses which have operations in the Louisville area.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

In September 2002, we invested $200,000 in two money market accounts. We also have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2003, approximately $613,000 of our overnight investment was included in cash and cash equivalents.

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair value. Application of this standard during the period ended March 31, 2003, did not result in an impairment loss.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                      March 31,                December 31,
                                                                         2003                      2002
                                                                  ------------------        -------------------
Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.              $          11,275,232      $          11,365,873

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.                          6,689,752                  6,899,113

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.                          6,425,928                  6,542,283

Mortgage payable with an insurance company in monthly
installments, bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.                          3,046,551                  3,065,058

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                          2,160,183                  2,197,714

Mortgage payable with an insurance company in monthly
installments, bearing interest at 6.93%, due December 5, 2012,
secured by certain land, buildings and amenities.                          1,982,219                  1,989,927

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                          1,440,122                  1,465,143

Notes payable to a bank in monthly installments, bearing interest at the Prime Rate, but not less than 6.00%, repaid in March
2003.                                                                             --                     11,317
                                                                  ------------------        -------------------

                                                               $          33,019,987      $          33,536,428
                                                                  ==================        ===================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $35,473,000.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees on a monthly basis. The monthly fee is equal to 5% of the gross revenues from the apartment communities and 6% of the gross revenues from the commercial property. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2003 and 2002. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                               Three Months Ended
                                                                   March 31,
                                                      ------------------------------------
                                                            2003                2002
                                                      -----------------   ----------------

Property management fees                             $          141,838  $         134,282
                                                      -----------------   ----------------

Property management                                             269,458            279,737
Leasing                                                          42,270             42,902
Administrative - operating                                       76,629             82,289
Other                                                             2,443             24,695
                                                      -----------------   ----------------

     Total operating expenses - affiliated                      390,800            429,623
                                                      -----------------   ----------------

Professional and administrative expenses - affiliated            94,892             92,370
                                                      -----------------   ----------------

Repair and maintenance fees                                       7,089                106
Leasing commissions                                                 926              2,117
                                                      -----------------   ----------------

     Total related party transactions  capitalized                8,015              2,223
                                                      -----------------   ----------------

Total related party transactions                     $          635,545  $         658,498
                                                      =================   ================

During the three months ended March 31, 2003 and 2002, we were charged $7,411 and $7,397, respectively, for property maintenance fees from an affiliate of NTS Development Company.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending this action. For the three months ended March 31, 2003, our share of these legal costs was approximately $41,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and the plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of the general partners of three limited partnerships affiliated with us. The effect of this ruling is that these three general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of our general partner, the general partner of one other partnership affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled, including our general partner, remain defendants in the lawsuit. Our general partner believes the lawsuit is without merit, and is vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of a public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our consolidated financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

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

Note 10 - Segment Reporting

Our reportable operating segments include Residential and Commercial Real Estate Operations. The residential operations represent our ownership and operating results relative to apartment communities known as Willow Lake, Park Place Phase I, Park Place Phase III, Sabal Park and Golf Brook. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Plainview Point Office Center Phase III.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. We evaluate performance based on stand-alone operating segment net income.

                                                            Three Months Ended March 31, 2003
                                                ---------------------------------------------------------

                                                   Residential         Commercial            Total
                                                -----------------  ------------------  ------------------
Rental income                                  $        2,617,724 $           130,343 $         2,748,067
Interest and other income                                   4,940                 112               5,052
                                                -----------------  ------------------  ------------------

     Total net revenues                        $        2,622,664 $           130,455 $         2,753,119
                                                =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                        $          992,122 $            75,768 $         1,067,890
Loss on disposal of assets                                  8,195                  --               8,195
Interest expense                                          220,493                  --             220,493
Management fees                                           133,600               8,238             141,838
Real estate taxes                                         217,635               6,510             224,145
Depreciation and amortization                             578,281              47,131             625,412
                                                -----------------  ------------------  ------------------

     Total expenses                            $        2,150,326 $           137,647 $         2,287,973
                                                =================  ==================  ==================

     Net income (loss)                         $          472,338 $            (7,192)$           465,146
                                                =================  ==================  ==================

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
                                                =================  ==================  ==================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2003 and 2002, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                            Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2003                 2002
                                                                  -----------------    -----------------
NET REVENUES
Total revenues for reportable segments                         $          2,753,119 $          2,613,454
Other income for Partnership                                                  2,577                  551
                                                                  -----------------    -----------------

     Total consolidated net revenues                           $          2,755,696 $          2,614,005
                                                                  =================    =================

INTEREST EXPENSE
Interest expense for reportable segments                       $            220,493 $            196,602
Interest expense for Partnership                                            415,227              434,083
                                                                  -----------------    -----------------

     Total interest expense                                    $            635,720 $            630,685
                                                                  =================    =================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments    $            625,412 $            678,867
Depreciation and amortization for Partnership                                22,367               22,367
                                                                  -----------------    -----------------

     Total depreciation and amortization                       $            647,779 $            701,234
                                                                  =================    =================

NET INCOME (LOSS)
Total net income for reportable segments                       $            465,146 $            233,433
Less minority interest for Partnership                                        8,743                7,149
Plus net loss for Partnership                                              (740,121)            (597,296)
                                                                  -----------------    -----------------

     Total net loss                                            $           (283,718)$           (371,012)
                                                                  =================    =================

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality.

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

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We may recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2003 and March 31, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended March 31, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      2,622,664 $         130,455 $          2,577 $       2,755,696
Operating expenses and operating
  expenses - affiliated                                992,122            75,768               --         1,067,890
Interest expense                                       220,493                --          415,227           635,720
Depreciation and amortization                          578,281            47,131           22,367           647,779
Net income (loss)                                      472,338            (7,192)        (748,864)         (283,718)

                                                               Three Months Ended March 31, 2002
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      2,467,606 $         145,848 $            551 $       2,614,005
Operating expenses and operating
  expenses - affiliated                              1,046,457            80,332               --         1,126,789
Interest expense                                       196,602                --          434,083           630,685
Depreciation and amortization                          632,046            46,821           22,367           701,234
Net income (loss)                                      231,838             1,595         (604,445)         (371,012)

During our most recent operating results, net revenues have remained relatively stable. Operating expenses and operating expenses - affiliated have generally followed in line with net revenues, as is expected.

Rental and other income generated by our properties and joint ventures for the three months ended March 31, 2003 and 2002 were as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                      -------------------------------------------
                                                             2003                    2002
                                                      -------------------     -------------------
Wholly-Owned Properties
Sabal Park Apartments                                $            495,191    $            472,334
Park Place Apartments Phase I                        $            432,064    $            352,479
Willow Lake Apartments                               $            561,789    $            608,451
Park Place Apartments Phase III                      $            388,336    $            302,710

Joint Venture Properties
(Ownership % on March 31, 2003)
Golf Brook Apartments (96.03%)                       $            745,284    $            731,633
Plainview Point Office Center Phase III (95.04%)     $            130,455    $            145,848

The occupancy levels at our properties and joint ventures as of March 31, 2003 and 2002 were as follows:

                                                                       Three Months Ended
                                                                           March 31,
                                                         ----------------------------------------------
                                                                2003                       2002
                                                         -------------------        -------------------
Wholly-Owned Properties
Sabal Park Apartments                                            95%                        90%
Park Place Apartments Phase I                                    81%                        73%
Willow Lake Apartments                                           85%                        88%
Park Place Apartments Phase III                                  95%                        74%

Joint Venture Properties
(Ownership % on March 31, 2003)
Golf Brook Apartments (96.03%)                                   90%                        84%
Plainview Point Office Center Phase III (95.04%)                 49%                        54%

The average occupancy levels at our properties and joint ventures for the three months ended March 31, 2003 and 2002 were as follows:

                                                                  Three Months Ended March 31,
                                                         ----------------------------------------------
                                                                2003                       2002
                                                         -------------------        -------------------
Wholly-Owned Properties
Sabal Park Apartments                                            96%                        91%
Park Place Apartments Phase I                                    84%                        72%
Willow Lake Apartments                                           85%                        88%
Park Place Apartments Phase III                                  95%                        74%

Joint Venture Properties
(Ownership % on March 31, 2003)
Golf Brook Apartments (96.03%)                                   92%                        86%
Plainview Point Office Center Phase III (95.04%)                 49%                        54%

With the exception of Plainview Point Office Center Phase III, current occupancy levels are considered adequate to continue operation of our properties without obtaining additional financing. A tenant occupying 16,895 square feet, or 27%, of Plainview Point Office Center Phase III vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again and substantial funds, currently estimated to be approximately $703,000 will likely be needed for tenant finish expenses. To fund the costs for the tenant finish, we would have to obtain additional financing.

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months ending March 31, 2002 and March 31, 2003.

Rental Income

Rental income increased approximately $138,000, or 5%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily the result of increased average occupancy at Park Place Apartments Phase III, Park Place Apartments Phase I, Golf Brook

Apartments and Sabal Park Apartments. The increase is partially offset by decreased average occupancy at Plainview Point Office Center Phase III and Willow Lake Apartments.

The Loss on Disposal of Assets

The loss on disposal of assets for the three months ended March 31, 2003, can be attributed to Willow Lake Apartments due to a partial retirement made as a result of stair bracket replacements.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $161,000, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is mainly the result of increased legal and professional fees related to our potential consolidation and litigation related to limited partner actions.

Depreciation and Amortization

Depreciation and amortization decreased approximately $53,000, or 8%, for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease is primarily the result of the roof assets at Park Place Apartments Phase I and Willow Lake Apartments becoming fully depreciated on December 31, 2002.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2003 and 2002.

Cash flows provided by (used in):

                                                                    Three Months Ended
                                                                         March 31,
                                                       ---------------------------------------------
                                                              2003                      2002
                                                       ------------------        -------------------
Operating activities                                $             762,583      $             589,707
Investing activities                                             (157,587)                   (19,135)
Financing activities                                             (516,441)                  (475,177)
                                                       ------------------        -------------------

     Net increase in cash and equivalents           $              88,555      $              95,395
                                                       ==================        ===================
Cash Flows

Net cash provided by operating activities increased approximately $173,000, or 29%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase was primarily driven by the change in accounts payables and improved operating results offset partially by changes in other liabilities.

The increase of approximately $138,000, in net cash used in investing activities during the three months ended March 31, 2003, as compared to the same period in 2002, was primarily due to increased capital expenditures.

The increase of approximately $41,000, or 9%, in net cash used in financing activities, during the three months ended March 31, 2003, as compared to the same period in 2002, was primarily due to an increase in principal payments made on mortgages and notes payable.

Due to the fact that no distributions were made during the three months ended March 31, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital on Accounting Principles Generally Accepted in the United States basis has been omitted.

Future Liquidity

Our future liquidity depends significantly on our properties' occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of March 31, 2003, five buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all of the remaining roofs is estimated to be $880,000 ($20,000 per building). Two roof replacements have been budgeted for 2003.

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2003 for the property to become fully leased again. Substantial funds, currently estimated to be approximately $703,000, will likely be needed for tenant finish costs.

Future liquidity will also be affected by the renovation of the clubhouse at Willow Lake Apartments. The renovation began in February 2003. Total costs for the renovation is estimated to be approximately $277,000. As of March 31, 2003, we have incurred approximately $116,000 of costs for the renovation. The completion of the renovation is expected to be in April 2003.

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

We had no other material commitments for renovations or capital expenditures as of March 31, 2003.

Impact of Inflation

Leases at Plainview Point Office Center Phase III provide for tenants to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

Potential Consolidation

Our general partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our general partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,646,000 decrease in the fair value of debt.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of a public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our consolidated financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

Item 2 - Changes in Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)          Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties
VI, a Maryland limited partnership. *

(3a)	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS-
Properties VI, a Maryland limited partnership. **

(99.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002. ***

(99.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002. **

(b)	Reports on Form 8-K

None.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985
(effective June 25, 1985) under Commission File No. 2-96583.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0-14695).

***	Attached as an exhibit to this Quarterly Report on Form 10-Q.

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

Date: May 15, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated joint ventures, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Brian F. Lavin
President of NTS Capital Corporation, General Partner of NTS-Properties Associates VI, General Partner of NTS- Properties VI, a Maryland Limited Partnership

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated joint ventures, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates VI, General Partner of NTS-Properties VI, a Maryland Limited Partnership

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Amended and Restated Agreement and Certificate of Limited
Partnership of NTS-Properties VI, a Maryland limited partnership. *

3a	First Amendment to Amended and Restated Agreement of Limited
Partnership of NTS-Properties VI, a Maryland limited partnership. **

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002. ***

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985
(effective June 25, 1985) under Commission File No. 2-96583.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0-14695).

***	Attached as an exhibit to this Quarterly Report on Form 10-Q.