Form 10-Q
period 2003-06-30
NTS PROPERTIES VI
filed 2003-08-14
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [  ] No [X]

TABLE OF CONTENTS

PART I

		Pages
Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2003
	and December 31, 2002	4

	Statement of Partners' Equity as of June 30, 2003	4

	Consolidated Statements of Operations for the Three Months
	and Six Months Ended June 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because the statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner's best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                       As of                As of
                                                                     June 30,           December 31,
                                                                       2003                 2002
                                                                -------------------  -------------------
                                                                    (UNAUDITED)
ASSETS
Cash and equivalents                                           $            666,282 $          1,058,814
Cash and equivalents - restricted                                           338,465              237,409
Accounts receivable, net                                                     37,695               34,114
Land, buildings and amenities, net                                       41,417,053           42,445,109
Other assets                                                              1,197,266            1,222,662
                                                                -------------------  -------------------

      TOTAL ASSETS                                             $         43,656,761 $         44,998,108
                                                                ===================  ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                    $         32,515,354 $         33,536,428
Accounts payable                                                            879,045              614,547
226,593y deposits                                                           233,643              226,593
Other liabilities                                                           853,799              435,306
                                                                -------------------  -------------------

      TOTAL LIABILITIES                                                  34,481,841           34,812,874

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                          9,174,920           10,185,234
                                                                -------------------  -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         43,656,761 $         44,998,108
                                                                ===================  ===================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                   Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       40,518,631 $               100 $        40,518,731
Net loss - prior years                               (15,449,107)           (107,661)        (15,556,768)
Net loss - current year                               (1,000,211)            (10,103)         (1,010,314)
Cash distributions declared to date                  (12,006,384)           (121,277)        (12,127,661)
Repurchase of limited partnership interests           (2,649,068)                 --          (2,649,068)
                                               -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2003                     $        9,413,861 $          (238,941)$         9,174,920
                                               =================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
REVENUES
Rental income                                 $    2,711,069 $    2,587,465 $    5,459,136  $    5,197,333
Interest and other income                              5,095          6,136         12,723          10,273
Gain on sale of assets                                    --            279             --             279
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                2,716,164      2,593,880      5,471,859       5,207,885
                                               -------------  -------------  -------------   -------------

EXPENSES
Operating expenses                                   819,531        654,296      1,496,620       1,351,462
Operating expenses - affiliated                      390,711        379,752        781,511         809,375
Loss on disposal of assets                            95,311            532        103,506             532
Interest expense                                     621,159        632,619      1,256,879       1,263,304
Management fees                                      135,578        134,003        277,415         268,285
Real estate taxes                                    393,210        225,454        617,355         468,935
Professional and administrative expenses             219,322         42,317        429,535          91,345
Professional and administrative expenses -
  affiliated                                         107,778         89,465        202,670         181,835
Depreciation and amortization                        653,824        703,036      1,301,603       1,404,270
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                3,436,424      2,861,474      6,467,094       5,839,343
                                               -------------  -------------  -------------   -------------

Net loss before minority interest                   (720,260)      (267,594)      (995,235)       (631,458)
Minority interest income                               6,336          8,836         15,079          15,985
                                               -------------  -------------  -------------   -------------

Net loss                                      $     (726,596)$     (276,430)$   (1,010,314) $     (647,443)
                                               =============  =============  =============   =============

Net loss allocated to the limited partners    $     (719,330)$     (273,666)$   (1,000,211) $     (640,969)
                                               =============  =============  =============   =============

Net loss per limited partnership interest     $       (18.50)$        (7.04)$       (25.72) $      (16.48)
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership interests                               38,889         38,889         38,889          38,889
                                               =============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2003                  2002
                                                                  ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $          (1,010,314)$             (647,443)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                           81,157                  8,722
    Write-off of uncollectible accounts receivable                           (74,851)               (10,523)
    Loss on disposal of assets                                               103,506                    532
    Gain on sale of assets                                                        --                   (279)
    Depreciation and amortization                                          1,327,499              1,431,037
    Minority interest income                                                  15,079                 15,985
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (101,056)              (113,485)
      Accounts receivable                                                     (9,887)                 1,859
      Other assets                                                            13,489                 (1,811)
      Accounts payable                                                       264,498                (40,953)
      Security deposits                                                        7,050                  9,610
      Other liabilities                                                      418,493                441,306
                                                                  ------------------    -------------------

     Net cash provided by operating activities                             1,034,663              1,094,557
                                                                  ------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                  (377,053)               (41,963)
Proceeds from sale of assets                                                      --                    279
Investment in joint ventures by minority partners, net                       (29,068)               (36,048)
                                                                  ------------------    -------------------

     Net cash used in investing activities                                  (406,121)               (77,732)
                                                                  ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes payable                         (1,021,074)              (948,582)
Additions to loan costs                                                           --                (23,500)
                                                                  ------------------    -------------------

     Net cash used in financing activities                                (1,021,074)              (972,082)
                                                                  ------------------    -------------------

     Net (decrease) increase in cash and equivalents                        (392,532)                44,743

CASH AND EQUIVALENTS, beginning of period                                  1,058,814                 60,167
                                                                  ------------------    -------------------

CASH AND EQUIVALENTS, end of period                            $             666,282 $              104,910
                                                                  ==================    ===================

Interest paid on a cash basis                                  $           1,254,715 $            1,259,222
                                                                  ==================    ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties VI's 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months and six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to NTS- Properties VI or its interests in its properties and joint ventures.

Note 1 - Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Other assets include minority interest in our joint venture properties totaling approximately $699,000 and $685,000 as of June 30, 2003 and December 31, 2002, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interests Entities. FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and became effective July 1, 2003, for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

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

Note 3 - Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, five apartment communities - Park Place Apartments Phases I and III, in Lexington, Kentucky, Willow Lake Apartments, in Indianapolis, Indiana and Sabal Park and Golf Brook Apartments, in Orlando, Florida. We also own and operate, through a joint venture, a commercial rental property - Plainview Point Office Center Phase III, in Louisville, Kentucky. Substantially all of the commercial property's tenants are local businesses or are businesses which have operations in the Louisville area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

In September 2002, we invested $200,000 in two money market accounts. We also have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2003, approximately $71,000 of our overnight investment was included in cash and equivalents.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value may be written down to fair value. Application of this standard during the period ended June 30, 2003, did not result in an impairment loss.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                       June 30,            December 31,
                                                                         2003                  2002
                                                                  ------------------    -------------------
Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.               $         11,187,586  $          11,365,873

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.                          6,479,154              6,899,113

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.                          6,309,992              6,542,283

Mortgage payable with an insurance company in monthly
installments, bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.                          3,027,655              3,065,058

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                          2,121,954              2,197,714

Mortgage payable with an insurance company in monthly
installments, bearing interest at 6.93%, due December 5, 2012,
secured by certain land, buildings and amenities.                          1,974,377              1,989,927

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                          1,414,636              1,465,143

Notes payable to a bank in monthly installments, bearing interest at the Prime Rate, but not less than 6.00%, repaid in March
2003.                                                                             --                 11,317
                                                                  ------------------    -------------------

                                                                $         32,515,354  $          33,536,428
                                                                  ==================    ===================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $36,921,000.

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2003 and 2002. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                       2003                 2002
                                                                -------------------  -------------------

Property management fees                                       $            277,415 $            268,285
                                                                -------------------  -------------------

Property management                                                         533,440              522,400
Leasing                                                                      86,071               91,517
Administrative - operating                                                  155,602              162,351
Other                                                                         6,398               33,107
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  781,511              809,375
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                       202,670              181,835
                                                                -------------------  -------------------

Repair and maintenance fees                                                  18,334                  106
Leasing commissions                                                          12,069                3,197
                                                                -------------------  -------------------

     Total related party transactions  capitalized                           30,403                3,303
                                                                -------------------  -------------------

Total related party transactions                               $          1,291,999 $          1,262,798
                                                                ===================  ===================

During the six months ended June 30, 2003 and 2002, we were charged $14,822 and $14,793, respectively, for property maintenance fees from an affiliate of NTS Development Company.

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

As of June 30, 2003, we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish costing approximately $407,000. We expect to use existing and new financing sources to pay for the tenant finish.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle this action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the six months ended June 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $158,000, which was included in our professional and administrative expenses.

We, our general partner and two affiliated entities have been sued by Elder Construction & Associates, Inc. ("Elder Construction") in Jefferson Circuit Court, Louisville, Kentucky. Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. The Complaint of Elder Construction, which was originally filed in November 1999, alleged, inter alia, breach of contract. The Complaint requested judgment against the defendants in the amount of $233,122, plus interest, and other relief.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Merger

As part of the proposed settlement of the Buchanan and Bohm litigations, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $85,000.

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

                                                                   Three Months Ended
                                                                     June 30, 2003
                                               ----------------------------------------------------------

                                                  Residential         Commercial             Total
                                               -----------------  ------------------  -------------------
Rental income                                 $        2,583,149 $           127,920 $          2,711,069
Interest and other income                                  3,184                 159                3,343
                                               -----------------  ------------------  -------------------

     Total net revenues                       $        2,586,333 $           128,079 $          2,714,412
                                               =================  ==================  ===================

Operating expenses and operating
  expenses - affiliated                       $        1,131,469 $            78,773 $          1,210,242
Loss on disposal of assets                                95,311                  --               95,311
Interest expense                                         215,710                  --              215,710
Management fees                                          127,749               7,829              135,578
Real estate taxes                                        386,700               6,510              393,210
Depreciation and amortization                            578,503              52,955              631,458
                                               -----------------  ------------------  -------------------

     Total expenses                           $        2,535,442 $           146,067 $          2,681,509
                                               =================  ==================  ===================

     Net income (loss)                        $           50,891 $           (17,988)$             32,903
                                               =================  ==================  ===================

                                                                   Three Months Ended
                                                                       June, 2002
                                               ----------------------------------------------------------

                                                  Residential         Commercial             Total
                                               -----------------  ------------------  -------------------
Rental income                                 $        2,451,174 $           136,291 $          2,587,465
Interest and other income                                  5,254                 103                5,357
Gain on sale of assets                                       279                  --                  279
                                               -----------------  ------------------  -------------------

     Total net revenues                       $        2,456,707 $           136,394 $          2,593,101
                                               =================  ==================  ===================

Operating expenses and operating
  expenses - affiliated                       $          954,075 $            79,973 $          1,034,048
Loss on disposal of assets                                   532                  --                  532
Management fees                                          125,808               8,195              134,003
Real estate taxes                                        216,658               8,796              225,454
Interest expense                                         196,126                  --              196,126
Depreciation and amortization                            633,971              46,699              680,670
                                               -----------------  ------------------  -------------------

     Total expenses                           $        2,127,170 $           143,663 $          2,270,833
                                               =================  ==================  ===================

     Net income (loss)                        $          329,537 $            (7,269)$            322,268
                                               =================  ==================  ===================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Six Months Ended
                                                                      June, 2003
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        5,200,873 $           258,263 $         5,459,136
Interest and other income                                  8,124                 271               8,395
                                               -----------------  ------------------  ------------------

     Total net revenues                       $        5,208,997 $           258,534 $         5,467,531
                                               =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                       $        2,123,592 $           154,539 $         2,278,131
Loss on disposal of assets                               103,506                  --             103,506
Management fees                                          261,348              16,067             277,415
Real estate taxes                                        604,335              13,020             617,355
Interest expense                                         436,204                  --             436,204
Depreciation and amortization                          1,156,783             100,087           1,256,870
                                               -----------------  ------------------  ------------------

     Total expenses                           $        4,685,768 $           283,713 $         4,969,481
                                               =================  ==================  ==================

     Net income (loss)                        $          523,229 $           (25,179)$           498,050
                                               =================  ==================  ==================

                                                                   Six Months Ended
                                                                      June, 2002
                                               ---------------------------------------------------------

                                                  Residential         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        4,917,711 $           279,622 $         5,197,333
Interest and other income                                  6,323               2,620               8,943
Gain on sale of assets                                       279                  --                 279
                                               -----------------  ------------------  ------------------

     Total net revenues                       $        4,924,313 $           282,242 $         5,206,555
                                               =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated                       $        2,000,532 $           160,305 $         2,160,837
Loss on disposal of assets                                   532                  --                 532
Management fees                                          251,786              16,499             268,285
Real estate taxes                                        451,343              17,592             468,935
Interest expense                                         392,728                  --             392,728
Depreciation and amortization                          1,266,017              93,520           1,359,537
                                               -----------------  ------------------  ------------------

     Total expenses                           $        4,362,938 $           287,916 $         4,650,854
                                               =================  ==================  ==================

     Net income (loss)                        $          561,375 $            (5,674)$           555,701
                                               =================  ==================  ==================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2003 and 2002, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                  Three Months Ended
                                                                       June 30,
                                                       ----------------------------------------
                                                              2003                 2002
                                                       -------------------  -------------------
NET REVENUES
Total revenues for reportable segments                $          2,714,412 $          2,593,101
Other income for Partnership                                         1,752                  779
                                                       -------------------  -------------------

     Total consolidated net revenues                  $          2,716,164 $          2,593,880
                                                       ===================  ===================

INTEREST EXPENSE
Interest expense for reportable segments              $            215,710 $            196,126
Interest expense for Partnership                                   405,449              436,493
                                                       -------------------  -------------------

     Total interest expense                           $            621,159 $            632,619
                                                       ===================  ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable
  segments                                            $            631,458 $            680,670
Depreciation and amortization for Partnership                       22,366               22,366
                                                       -------------------  -------------------

     Total depreciation and amortization              $            653,824 $            703,036
                                                       ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments              $             32,903 $            322,268
Less minority interest for Partnership                               6,336                8,836
Plus net loss for Partnership                                     (753,163)            (589,862)
                                                       -------------------  -------------------

     Total net loss                                   $           (726,596)$           (276,430)
                                                       ===================  ===================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Six Months Ended
                                                                       June 30,
                                                       ----------------------------------------
                                                              2003                 2002
                                                       -------------------  -------------------
NET REVENUES
Total revenues for reportable segments                $          5,467,531 $          5,206,555
Other income for Partnership                                         4,328                1,330
                                                       -------------------  -------------------

     Total consolidated net revenues                  $          5,471,859 $          5,207,885
                                                       ===================  ===================

INTEREST EXPENSE
Interest expense for reportable segments              $            436,204 $            392,728
Interest expense for Partnership                                   820,675              870,576
                                                       -------------------  -------------------

     Total interest expense                           $          1,256,879 $          1,263,304
                                                       ===================  ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable
  segments                                            $          1,256,870 $          1,359,537
Depreciation and amortization for Partnership                       44,733               44,733
                                                       -------------------  -------------------

     Total depreciation and amortization              $          1,301,603 $          1,404,270
                                                       ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments              $            498,050 $            555,701
Less minority interest for Partnership                              15,079               15,985
Plus net loss for Partnership                                   (1,493,285)          (1,187,159)
                                                       -------------------  -------------------

     Total net loss                                   $         (1,010,314)$           (647,443)
                                                       ===================  ===================

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

Impairment

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We would be required to recognize an impairment when a property's estimated undiscounted cash flow is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following tables include our selected summarized operating data for the three months and six months ended June 30, 2003 and June 30, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                        Three Months Ended June 30, 2003
                                     -----------------------------------------------------------------------
                                          Residential       Commercial       Partnership         Total
                                     -----------------------------------------------------------------------
Net revenues                           $      2,586,333 $         128,079 $          1,752 $       2,716,164
Operating expenses and operating
  expenses - affiliated                       1,131,469            78,773               --         1,210,242
Interest expense                                215,710                --          405,449           621,159
Depreciation and amortization                   578,503            52,955           22,366           653,824
Net income (loss)                                50,891           (17,988)        (759,499)         (726,596)

                                                        Three Months Ended June 30, 2002
                                     -----------------------------------------------------------------------
                                          Residential       Commercial       Partnership         Total
                                     -----------------------------------------------------------------------
Net revenues                           $      2,456,707 $         136,394 $            779 $       2,593,880
Operating expenses and operating
  expenses - affiliated                         954,075            79,973               --         1,034,048
Interest expense                                196,126                --          436,493           632,619
Depreciation and amortization                   633,971            46,699           22,366           703,036
Net income (loss)                               329,537            (7,269)        (598,698)         (276,430)

                                                         Six Months Ended June 30, 2003
                                     -----------------------------------------------------------------------
                                          Residential       Commercial       Partnership         Total
                                     -----------------------------------------------------------------------
Net revenues                           $      5,208,997 $         258,534 $          4,328 $       5,471,859
Operating expenses and operating
  expenses - affiliated                       2,123,592           154,539               --         2,278,131
Interest expense                                436,204                --          820,675         1,256,879
Depreciation and amortization                 1,156,783           100,087           44,733         1,301,603
Net income (loss)                               523,229           (25,179)      (1,508,364)       (1,010,314)

                                                         Six Months Ended June 30, 2002
                                     -----------------------------------------------------------------------
                                          Residential       Commercial       Partnership         Total
                                     -----------------------------------------------------------------------
Net revenues                           $      4,924,313 $         282,242 $          1,330 $       5,207,885
Operating expenses and operating
  expenses - affiliated                       2,000,532           160,305               --         2,160,837
Interest expense                                392,728                --          870,576         1,263,304
Depreciation and amortization                 1,266,017            93,520           44,733         1,404,270
Net income (loss)                               561,375            (5,674)      (1,203,144)         (647,443)

During our most recent operating period, net revenues have remained relatively stable. Operating expenses and operating expenses - affiliated have generally followed in line with net revenues, as is expected.

Rental and other income generated by our properties and joint ventures for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                   -----------------------------  -----------------------------
                                                        2003           2002           2003            2002
                                                   --------------  -------------  -------------  --------------
Wholly-Owned Properties
Sabal Park Apartments                             $       492,849 $      467,035 $      988,040 $       939,369
Park Place Apartments Phase I                     $       424,071 $      348,672 $      856,135 $       701,151
Willow Lake Apartments                            $       573,834 $      616,765 $    1,135,624 $     1,225,216
Park Place Apartments Phase III                   $       377,439 $      300,239 $      765,775 $       602,949

Joint Venture Properties
(Ownership % on June 30, 2003)
Golf Brook Apartments (96.03%)                    $       718,140 $      723,996 $    1,463,423 $     1,455,629
Plainview Point Office Center Phase III (95.04%)  $       128,079 $      136,394 $      258,534 $       282,242

The occupancy levels at our properties and joint ventures as of June 30, 2003 and 2002 were as follows:

                                                              2003                        2002
                                                       -------------------         -------------------
Wholly-Owned Properties
Sabal Park Apartments                                          91%                         88%
Park Place Apartments Phase I                                  90%                         74%
Willow Lake Apartments                                         86%                         93%
Park Place Apartments Phase III                                93%                         76%

Joint Venture Properties
(Ownership % on June 30, 2003)
Golf Brook Apartments (96.03%)                                 92%                         95%
Plainview Point Office Center Phase III (95.04%)               48%                         56%

The average occupancy levels at our properties and joint ventures for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                   ---------------------------      ---------------------------
                                                      2003            2002             2003            2002
                                                   -----------     -----------      -----------     -----------
Wholly-Owned Properties
Sabal Park Apartments                                  94%             89%              95%             90%
Park Place Apartments Phase I                          89%             74%              87%             73%
Willow Lake Apartments                                 87%             91%              86%             89%
Park Place Apartments Phase III                        93%             75%              94%             74%

Joint Venture Properties
(Ownership % on June 30, 2003)
Golf Brook Apartments (96.03%)                         91%             90%              91%             88%
Plainview Point Office Center Phase III (95.04%)       49%             55%              49%             54%

With the exception of Plainview Point Office Center Phase III, current occupancy levels are considered adequate to continue operation of our properties without obtaining additional financing. A tenant occupying 16,895 square feet, or 27%, of Plainview Point Office Center Phase III vacated its space on November 30, 2001. There will likely be a protracted period for the property to become fully leased again. As of June 30, 2003 we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish costing approximately $407,000. It is estimated that an additional $285,000 will be needed for tenant finish costs in order to return the building to full occupancy. We expect to use existing and new financing sources to make these expenditures.

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months and six months ending June 30, 2002 and June 30, 2003.

Rental Income

Rental income increased approximately $124,000, or 5%, and $262,000, or 5%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase is primarily the result of increased average occupancy at Park Place Apartments Phase III, Park Place Apartments Phase I, Golf Brook Apartments and Sabal Park Apartments. The increase is partially offset by decreased average occupancy at Willow Lake Apartments and Plainview Point Office Center Phase III.

Operating Expenses

Operating expenses increased $165,000, or 25%, for the three months ended June 30, 2003. The increase is primarily the result of 1) increased repairs and maintenance expenses at Sabal Park Apartments, Park Place Apartments Phase I, Golf Brook Apartments and Willow Lake Apartments, 2) increased bad debt expense at Sabal Park Apartments, Willow Lake Apartments and Golf Brook Apartments and 3) increased landscaping expenses at Park Place Apartments Phase I, Golf Brook Apartments and Willow Lake Apartments. Operating expenses increased $145,000, or 11%, for the six months ended June 30, 2003, as compared to the same period in 2002. The increase is primarily the result of 1) increased bad debt expense at Park Place Apartments Phase I, Sabal Park Apartments and Golf Brook Apartments, 2) increased repairs and maintenance expenses at Park Place Apartments Phase I and 3) increased landscaping expenses at Golf Brook Apartments and Park Place Apartments Phase I.

Loss on Disposal of Assets

The loss on disposal of assets for the three months and six months ended June 30, 2003, can be attributed to partial retirements at Willow Lake Apartments as a result of the clubhouse renovation and clubhouse landscaping, and at Sabal Park Apartments as the result of walkway and curb replacements. The loss on disposal of assets for the six months ended June 30, 2003, can also be attributed to partial retirements at Willow Lake Apartments as a result of stair bracket replacements.

Real Estate Taxes

Real estate tax increased $168,000, or 74%, and $148,000, or 32%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase is primarily due to the increased tax assessment at Willow Lake Apartments, partially offset by the decreased tax assessment at Plainview Point Office Center Phase III.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $177,000 and $338,000 for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase is mainly the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption "Proposed Merger," and Part II, Item 1 of this Form 10-Q.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $18,000, or 21%, and $21,000, or 12%, for the three months and six months ended June 30, 2003, respectively, as a result of increased personnel costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, finance and other services necessary to manage and operate our business.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2003 and 2002.

Cash flows provided by (used in):

                                                                      Six Months Ended
                                                                          June 30,
                                                          -----------------------------------------
                                                                 2003                  2002
                                                          ------------------    -------------------
Operating activities                                   $           1,034,663 $            1,094,557
Investing activities                                                (406,121)               (77,732)
Financing activities                                              (1,021,074)              (972,082)
                                                          ------------------    -------------------

     Net (decrease) increase in cash and equivalents   $            (392,532)$               44,743
                                                          ==================    ===================
Cash Flows

Net cash provided by operating activities decreased approximately $60,000, or 6%, for the six months ended June 30, 2003, as compared to the same period in 2002. The decrease was primarily driven by reduced earnings from operations before noncash items, partially offset by the change in accounts payable.

The increase of approximately $328,000, in net cash used in investing activities during the six months ended June 30, 2003, as compared to the same period in 2002, was primarily due to increased capital expenditures at Willow Lake Apartments for the clubhouse renovation.

The increase of approximately $49,000, or 5%, in net cash used in financing activities, during the six months ended June 30, 2003, as compared to the same period in 2002, was primarily due to an increase in principal payments made on mortgages and notes payable.

Due to the fact that no distributions were made during the six months ended June 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital on Accounting Principles Generally Accepted in the United States basis has been omitted.

Future Liquidity

Our future liquidity depends significantly on our properties' occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future, excluding the capital improvements and leasing costs described below. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2003, five buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all of the remaining roofs is estimated to be $880,000 ($20,000 per building). Two roof replacements have been budgeted for 2003.

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2003 for the property to become fully leased again. As of June 30, 2003 we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish costing approximately $407,000. It is estimated that an additional $285,000 will be needed for tenant finish costs in order to return the building to full occupancy.

Future liquidity will also be affected by a street and parking lot resurfacing project at Willow Lake Apartments. The resurfacing will take place throughout the community and is estimated to cost approximately $160,000. The project is scheduled to begin in July 2003.

The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, existing financing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

We had no other material commitments for renovations or capital expenditures as of June 30, 2003.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $85,000.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,717,000 decrease in the fair value of debt.

Item 4 - Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740). As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership, as described in more detail in Part I, Item 2 under the caption "Proposed Merger."

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Item 2 - Changes in Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties VI, a Maryland Limited Partnership. *

(3a)	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS- Properties VI, a Maryland Limited Partnership. **

(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(b)	Reports on Form 8-K

We filed a Form 8-K on June 20, 2003, to report an agreement in principle with regard to the settlement of the litigation, as discussed in Part II, Item I.

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
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document
3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties VI, a Maryland Limited Partnership. *
3a	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS-Properties VI, a Maryland Limited Partnership. **
31.1	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985 (effective June 25, 1985) under Commission File No. 2-96583.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0-14695).

***	Attached as an exhibit to this Quarterly Report on Form 10-Q.