Form 10-Q
period 2003-09-30
NTS PROPERTIES VI
filed 2003-11-14
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14695

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP

Maryland	61-1066060
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant’s telephone number, including area code)

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
Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2003
	and December 31, 2002	4

	Consolidated Statement of Partners' Equity as of September 30, 2003	4

	Consolidated Statements of Operations for the Three and Nine
	Months Ended September 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	19-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Items 1 - 6	26

Signatures	27

Exhibit Index	28

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                           As of                As of
                                                       September 30,        December 31,
                                                           2003                 2002
                                                    -------------------  -------------------
                                                        (UNAUDITED)
ASSETS
Cash and equivalents                               $            378,194 $          1,058,814
Cash and equivalents - restricted                               382,696              237,409
Accounts receivable, net                                         40,935               34,114
Land, buildings and amenities, net                           41,065,761           42,445,109
Other assets                                                  1,283,922            1,222,662
                                                    -------------------  -------------------

      TOTAL ASSETS                                 $         43,151,508 $         44,998,108
                                                    ===================  ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                        $         32,001,024           33,536,428
Accounts payable                                                991,848              614,547
Security deposits                                               233,554              226,593
Other liabilities                                             1,114,095              435,306
                                                    -------------------  -------------------

      TOTAL LIABILITIES                                      34,340,521           34,812,874

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                              8,810,987           10,185,234
                                                    -------------------  -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY             $         43,151,508 $         44,998,108
                                                    ===================  ===================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       40,518,631 $               100 $        40,518,731
Net loss - prior years                               (15,449,107)           (107,661)        (15,556,768)
Net loss - current year                               (1,360,505)            (13,742)         (1,374,247)
Cash distributions declared to date                  (12,006,384)           (121,277)        (12,127,661)
Repurchase of limited partnership interests           (2,649,068)                 --          (2,649,068)
                                               -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2003                $        9,053,567 $          (242,580)$         8,810,987
                                               =================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
REVENUES
Rental income                                 $    2,694,201 $    2,670,267 $    8,153,337  $    7,867,600
Interest and other income                              4,582          9,274         17,306          19,547
Gain on sale of assets                                    --            260             --             539
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                2,698,783      2,679,801      8,170,643       7,887,686
                                               -------------  -------------  -------------   -------------

EXPENSES
Operating expenses                                   780,352        826,180      2,276,971       2,177,642
Operating expenses - affiliated                      371,770        395,624      1,153,281       1,204,999
Loss on disposal of assets                                --          5,048        103,506           5,580
Interest expense                                     631,524        654,081      1,888,403       1,917,385
Management fees                                      136,652        136,465        414,067         404,750
Real estate taxes                                    235,377        229,815        852,732         698,750
Professional and administrative expenses             149,667         70,346        579,203         161,690
Professional and administrative expenses -
  affiliated                                          92,880         87,575        295,550         269,411
Depreciation and amortization                        656,821        699,524      1,958,424       2,103,794
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                3,055,043      3,104,658      9,522,137       8,944,001
                                               -------------  -------------  -------------   -------------

Net loss before minority interest                   (356,260)      (424,857)    (1,351,494)     (1,056,315)
Minority interest income                               7,674          9,043         22,753          25,028
                                               -------------  -------------  -------------   -------------

Net loss                                      $     (363,934)$     (433,900)$   (1,374,247) $   (1,081,343)
                                               =============  =============  =============   =============

Net loss allocated to the limited partners    $     (360,295)$     (429,561)$   (1,360,505) $   (1,070,530)
                                               =============  =============  =============   =============

Net loss per limited partnership interest     $        (9.26)$       (11.05)$       (34.98) $       (27.53)
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership interests                               38,889         38,889         38,889          38,889
                                               =============  =============  =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                 --------------------------------------
                                                                        2003                 2002
                                                                 ------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $         (1,374,247) $        (1,081,343)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                         131,732              12,284
    Write-off of uncollectible accounts receivable                         (125,285)            (10,762)
    Loss on disposal of assets                                              103,506               5,580
    Gain on sale of assets                                                       --                (539)
    Depreciation and amortization                                         1,997,315           2,144,797
    Minority interest income                                                 22,753              25,028
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                    (145,287)           (165,365)
      Accounts receivable                                                   (13,268)             (4,747)
      Other assets                                                          (70,271)             (1,953)
      Accounts payable                                                      377,301            (258,835)
      Security deposits                                                       6,961               7,410
      Other liabilities                                                     678,789             705,808
                                                                 ------------------    ----------------

     Net cash provided by operating activities                            1,589,999           1,377,363
                                                                 ------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (682,582)            (44,019)
Proceeds from sale of assets                                                     --                 539
Investment in joint ventures by minority partners, net                      (52,633)            (43,386)
                                                                 ------------------    ----------------

     Net cash used in investing activities                                 (735,215)            (86,866)
                                                                 ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes payable                        (1,535,404)         (1,433,548)
Proceeds from notes payable                                                      --           2,000,000
Additions to loan costs                                                          --             (57,188)
                                                                 ------------------    ----------------

     Net cash (used in) provided by financing activities                 (1,535,404)            509,264
                                                                 ------------------    ----------------

     Net (decrease) increase in cash and equivalents                       (680,620)          1,799,761

CASH AND EQUIVALENTS, beginning of period                                 1,058,814              60,167
                                                                 ------------------    ----------------

CASH AND EQUIVALENTS, end of period                            $            378,194  $        1,859,928
                                                                 ==================    ================

Interest paid on a cash basis                                  $          1,872,569  $        1,893,359
                                                                 ==================    ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties VI’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VI or its interests in its properties and joint ventures.

Note 1 — Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Other assets include minority interest in our joint venture properties totaling approximately $716,000 and $685,000 as of September 30, 2003 and December 31, 2002, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partner’s historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and will become effective for the period ending December 31, 2003 for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

Minority Interest

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position No. FAS 150-3 was issued, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions of SFAS 150.

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2003, the estimated settlement value of these noncontrolling interests is approximately $527,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of the property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering the property been prepaid on September 30, 2003. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Note 2 — Use of Estimates in the Preparation of Financial Statements

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

Note 3 — Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, five apartment communities — Park Place Apartments Phases I and III, in Lexington, Kentucky, Willow Lake Apartments, in Indianapolis, Indiana and Sabal Park and Golf Brook Apartments, in Orlando, Florida. We also own and operate, through a joint venture, a commercial rental property — Plainview Point Office

Center Phase III, in Louisville, Kentucky. Substantially all of the commercial property’s tenants are local businesses or are businesses which have operations in the Louisville area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 — Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2003, approximately $347,000 of our overnight investment was included in cash and equivalents.

Note 5 — Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

Note 6 — Basis of Property and Depreciation

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the period ended September 30, 2003, did not result in an impairment loss.

Note 7 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                    September 30,        December 31,
                                                                        2003                 2002
                                                                  ----------------    -----------------
Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.              $        11,098,197 $         11,365,873

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.                        6,264,488            6,899,113

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.                        6,191,888            6,542,283

Mortgage payable with an insurance company in monthly
installments, bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.                        3,008,359            3,065,058

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                        2,083,016            2,197,714

Mortgage payable with an insurance company in monthly
installments, bearing interest at 6.93%, due December 5, 2012,
secured by certain land, buildings and amenities.                        1,966,398            1,989,927

Mortgage payable with an insurance company in monthly
installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                        1,388,678            1,465,143

Notes payable to a bank in monthly installments, bearing interest at the Prime Rate, but not less than 6.00%, repaid in March
2003.                                                                           --               11,317
                                                                  ----------------    -----------------

                                                               $        32,001,024 $         33,536,428
                                                                  ================    =================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $34,706,000.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Note 8 — Related Party Transactions

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ----------------------------------------
                                                                2003                 2002
                                                         -------------------  -------------------

Property management fees                                $            414,067 $            404,750
                                                         -------------------  -------------------

Property management                                                  791,923              771,247
Leasing                                                              122,351              148,513
Administrative - operating                                           229,787              248,257
Other                                                                  9,220               36,982
                                                         -------------------  -------------------

     Total operating expenses - affiliated                         1,153,281            1,204,999
                                                         -------------------  -------------------

Professional and administrative expenses - affiliated                295,550              269,411
                                                         -------------------  -------------------

Repair and maintenance fees                                           35,307                1,168
Leasing commissions                                                   12,878                3,197
                                                         -------------------  -------------------

     Total related party transactions  capitalized                    48,185                4,365
                                                         -------------------  -------------------

Total related party transactions                        $          1,911,083 $          1,883,525
                                                         ===================  ===================

During the nine months ended September 30, 2003 and 2002, we were charged $ 22,232 and $22,190, respectively, for property maintenance fees from an affiliate of NTS Development Company.

Note 9 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

As of September 30, 2003, we had a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $432,000 of which our share will be approximately $411,000. The tenant finish cost will be funded by loan proceeds of $400,000 from a note payable obtained October 1, 2003 (see Note 12 “Subsequent Event” for further discussion on the new loan) and cash reserves. Through September 30, 2003, approximately $98,000 of the tenant finish cost has been incurred of which our share is approximately $93,000.

Litigation

We, our general partner and two affiliated entities have been sued by Elder Construction & Associates, Inc. (“Elder Construction”) in Jefferson Circuit Court, Louisville, Kentucky. Elder Construction was hired to be the framing subcontractor with respect to certain improvements at Phase III of Park Place Apartments in Lexington, Kentucky. The Complaint of Elder Construction, which was originally filed in November 1999, alleged, inter alia, breach of contract. The Complaint requested judgment against the defendants in the amount of $233,122, plus interest, and other relief.

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

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership.

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

On October 1, 2003, in the Bohm litigation the judge granted the defendants’ motion to extend a stay that had previously been agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the nine months ended September 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $217,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations except as discussed herein.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement of the Buchanan and Bohm litigation, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $110,000.

Note 10 — Segment Reporting

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

                                                Three Months Ended September 30, 2003
                                      ----------------------------------------------------------

                                         Residential         Commercial             Total
                                      -----------------  ------------------  -------------------
Rental income                        $        2,569,027 $           125,174 $          2,694,201
Interest and other income                         1,738                  96                1,834
                                      -----------------  ------------------  -------------------

     Total net revenues              $        2,570,765 $           125,270 $          2,696,035
                                      =================  ==================  ===================

Operating expenses and operating
  expenses - affiliated              $        1,078,923 $            73,199 $          1,152,122
Interest expense                                217,316                  --              217,316
Management fees                                 129,067               7,585              136,652
Real estate taxes                               228,867               6,510              235,377
Depreciation and amortization                   581,407              53,047              634,454
                                      -----------------  ------------------  -------------------

     Total expenses                  $        2,235,580 $           140,341 $          2,375,921
                                      =================  ==================  ===================

     Net income (loss)               $          335,185 $           (15,071)$            320,114
                                      =================  ==================  ===================

                                                Three Months Ended September 30, 2002
                                      ----------------------------------------------------------

                                         Residential         Commercial             Total
                                      -----------------  ------------------  -------------------
Rental income                        $        2,530,491 $           139,776 $          2,670,267
Interest and other income                         6,345                 225                6,570
Gain on sale of assets                              260                  --                  260
                                      -----------------  ------------------  -------------------

     Total net revenues              $        2,537,096 $           140,001 $          2,677,097
                                      =================  ==================  ===================

Operating expenses and operating
  expenses - affiliated              $        1,144,235 $            77,569 $          1,221,804
Loss on disposal of assets                        5,048                  --                5,048
Interest expense                                219,337                  --              219,337
Management fees                                 127,675               8,790              136,465
Real estate taxes                               221,019               8,796              229,815
Depreciation and amortization                   630,930              46,227              677,157
                                      -----------------  ------------------  -------------------

     Total expenses                  $        2,348,244 $           141,382 $          2,489,626
                                      =================  ==================  ===================

     Net income (loss)               $          188,852 $            (1,381)$            187,471
                                      =================  ==================  ===================

                                                Nine Months Ended September 30, 2003
                                      ---------------------------------------------------------

                                         Residential         Commercial            Total
                                      -----------------  ------------------  ------------------
Rental income                        $        7,769,900 $           383,437 $         8,153,337
Interest and other income                         9,861                 368              10,229
                                      -----------------  ------------------  ------------------

     Total net revenues              $        7,779,761 $           383,805 $         8,163,566
                                      =================  ==================  ==================

Operating expenses and operating
  expenses - affiliated              $        3,202,512 $           227,740 $         3,430,252
Loss on disposal of assets                      103,506                  --             103,506
Interest expense                                653,520                  --             653,520
Management fees                                 390,415              23,652             414,067
Real estate taxes                               833,202              19,530             852,732
Depreciation and amortization                 1,738,190             153,134           1,891,324
                                      -----------------  ------------------  ------------------

     Total expenses                  $        6,921,345 $           424,056 $         7,345,401
                                      =================  ==================  ==================

     Net income (loss)               $          858,416 $           (40,251)$           818,165
                                      =================  ==================  ==================

                                                Nine Months Ended September 30, 2002
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
                                      =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and nine months ended September 30, 2003 and 2002,  is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                  Three Months Ended
                                                                    September 30,
                                                       ----------------------------------------
                                                              2003                 2002
                                                       -------------------  -------------------
NET REVENUES
Total revenues for reportable segments                $          2,696,035 $          2,677,097
Other income for Partnership                                         2,748                2,704
                                                       -------------------  -------------------

     Total consolidated net revenues                  $          2,698,783 $          2,679,801
                                                       ===================  ===================

INTEREST EXPENSE
Interest expense for reportable segments              $            217,316 $            219,337
Interest expense for Partnership                                   414,208              434,744
                                                       -------------------  -------------------

     Total interest expense                           $            631,524 $            654,081
                                                       ===================  ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable
  segments                                            $            634,454 $            677,157
Depreciation and amortization for Partnership                       22,367               22,367
                                                       -------------------  -------------------

     Total depreciation and amortization              $            656,821 $            699,524
                                                       ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments              $            320,114 $            187,471
Less minority interest for Partnership                               7,674                9,043
Plus net loss for Partnership                                     (676,374)            (612,328)
                                                       -------------------  -------------------

     Total net loss                                   $           (363,934)$           (433,900)
                                                       ===================  ===================

                                                                  Nine Months Ended
                                                                     September 30,
                                                       ----------------------------------------
                                                              2003                 2002
                                                       -------------------  -------------------
NET REVENUES
Total revenues for reportable segments                $          8,163,566 $          7,883,653
Other income for Partnership                                         7,077                4,033
                                                       -------------------  -------------------

     Total consolidated net revenues                  $          8,170,643 $          7,887,686
                                                       ===================  ===================

INTEREST EXPENSE
Interest expense for reportable segments              $            653,520 $            612,065
Interest expense for Partnership                                 1,234,883            1,305,320
                                                       -------------------  -------------------

     Total interest expense                           $          1,888,403 $          1,917,385
                                                       ===================  ===================

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable
  segments                                            $          1,891,324 $          2,036,694
Depreciation and amortization for Partnership                       67,100               67,100
                                                       -------------------  -------------------

     Total depreciation and amortization              $          1,958,424 $          2,103,794
                                                       ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments              $            818,165 $            743,173
Less minority interest for Partnership                              22,753               25,028
Plus net loss for Partnership                                   (2,169,659)          (1,799,488)
                                                       -------------------  -------------------

     Total net loss                                   $         (1,374,247)$         (1,081,343)
                                                       ===================  ===================

Note 12 — Subsequent Event

On October 1, 2003, we obtained an unsecured note payable in the amount of $400,000. The note bears interest at the Prime Rate and the maturity date is October 1, 2004. Interest will be paid monthly with the principal due at maturity. The proceeds of this loan will be used for tenant finish cost at Plainview Point Office Center Phase III.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 1 and the cautionary statements below.

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

Impairment

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We would be required to recognize an impairment when a property’s estimated undiscounted cash flow is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                    Three Months Ended September 30, 2003
                                    ----------------------------------------------------------------------
                                        Residential       Commercial       Partnership         Total
                                    ----------------------------------------------------------------------
Net revenues                         $      2,570,765 $         125,270 $          2,748 $       2,698,783
Operating expenses and operating
  expenses - affiliated                     1,078,923            73,199               --         1,152,122
Interest expense                              217,316                --          414,208           631,524
Depreciation and amortization                 581,407            53,047           22,367           656,821
Net income (loss)                             335,185           (15,071)        (684,048)         (363,934)

                                                    Three Months Ended September 30, 2002
                                    ----------------------------------------------------------------------
                                        Residential       Commercial       Partnership         Total
                                    ----------------------------------------------------------------------
Net revenues                         $      2,537,096 $         140,001 $          2,704 $       2,679,801
Operating expenses and operating
  expenses - affiliated                     1,144,235            77,569               --         1,221,804
Interest expense                              219,337                --          434,744           654,081
Depreciation and amortization                 630,930            46,227           22,367           699,524
Net income (loss)                             188,852            (1,381)        (621,371)         (433,900)

                                                    Nine Months Ended September 30, 2003
                                    ----------------------------------------------------------------------
                                        Residential       Commercial       Partnership         Total
                                    ----------------------------------------------------------------------
Net revenues                         $      7,779,761 $         383,805 $          7,077 $       8,170,643
Operating expenses and operating
  expenses - affiliated                     3,202,512           227,740               --         3,430,252
Interest expense                              653,520                --        1,234,883         1,888,403
Depreciation and amortization               1,738,190           153,134           67,100         1,958,424
Net income (loss)                             858,416           (40,251)      (2,192,412)       (1,374,247)

                                                    Nine Months Ended September 30, 2002
                                    ----------------------------------------------------------------------
                                        Residential       Commercial       Partnership         Total
                                    ----------------------------------------------------------------------
Net revenues                         $      7,461,410 $         422,243 $          4,033 $       7,887,686
Operating expenses and operating
  expenses - affiliated                     3,144,768           237,873               --         3,382,641
Interest expense                              612,065                --        1,305,320         1,917,385
Depreciation and amortization               1,896,946           139,748           67,100         2,103,794
Net income (loss)                             750,228            (7,055)      (1,824,516)       (1,081,343)

During our most recent operating period our continuing net losses have been negatively impacted by the expenses related to our ongoing litigation. Residential net revenues have increased and operating expenses and operating expenses — affiliated have generally followed in line with net revenues. Commercial net revenues have decreased due to the decreased occupancy at Plainview Point Office Center Phase III.

Rental and other income generated by our properties and joint ventures for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                  ---------------------------  ---------------------------
                                                      2003          2002           2003          2002
                                                  -------------  ------------  -------------  ------------
Wholly-Owned Properties
Sabal Park Apartments                            $      445,651 $     477,564 $    1,433,691 $   1,416,933
Park Place Apartments Phase I                    $      442,074 $     377,403 $    1,298,209 $   1,078,554
Willow Lake Apartments                           $      535,561 $     602,864 $    1,671,185 $   1,828,080
Park Place Apartments Phase III                  $      381,188 $     332,946 $    1,146,962 $     935,895

Joint Venture Properties
(Ownership % on September 30, 2003)
Golf Brook Apartments (96.03%)                   $      766,291 $     746,319 $    2,229,714 $   2,201,948
Plainview Point Office Center Phase III (95.04%) $      125,270 $     140,001 $      383,805 $     422,243

The occupancy levels at our properties and joint ventures as of September 30, 2003 and 2002 were as follows:

                                                              2003                        2002
                                                       -------------------         -------------------
Wholly-Owned Properties
Sabal Park Apartments                                          88%                         93%
Park Place Apartments Phase I                                  94%                         85%
Willow Lake Apartments                                         86%                         87%
Park Place Apartments Phase III                                88%                         93%

Joint Venture Properties
(Ownership % on September 30, 2003)
Golf Brook Apartments (96.03%)                                 97%                         94%
Plainview Point Office Center Phase III (95.04%)               52%                         56%

The average occupancy levels at our properties and joint ventures for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                   ---------------------------   ---------------------------
                                                      2003            2002          2003            2002
                                                   -----------     -----------   -----------     -----------
Wholly-Owned Properties
Sabal Park Apartments                                  88%             93%           93%             91%
Park Place Apartments Phase I                          94%             81%           89%             76%
Willow Lake Apartments                                 85%             87%           86%             89%
Park Place Apartments Phase III                        91%             86%           93%             78%

Joint Venture Properties
(Ownership % on September 30, 2003)
Golf Brook Apartments (96.03%)                         96%             97%           93%             91%
Plainview Point Office Center Phase III (95.04%)       50%             56%           49%             55%

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three and nine months ending September 30, 2002 and 2003.

Loss on Disposal of Assets

The loss on disposal of assets for the nine months ended September 30, 2003, can be attributed to partial retirements at Willow Lake Apartments as a result of the clubhouse renovation, stair bracket replacement and clubhouse landscaping, and at Sabal Park Apartments as the result of walkway and curb replacements.

Real Estate Taxes

Real estate tax increased $154,000, or 22%, for the nine months ended September 30, 2003, as compared to the same period in 2002. The increase is primarily due to the increased tax assessment at Willow Lake Apartments, partially offset by the decreased tax assessments at Park Place Apartments Phase I and Plainview Point Office Center Phase III.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $79,000 and $418,000 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increase is mainly the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10-Q.

Professional and Administrative Expenses — Affiliated

Professional and administrative expenses — affiliated increased approximately $26,000, or 10%, for the nine months ended September 30, 2003, as a result of increased personnel costs. Professional and administrative expenses — affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, finance and other services necessary to manage and operate our business.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2003 and 2002.

Cash flows (used in) provided by:

                                                                      Nine Months Ended
                                                                        September 30,
                                                          -----------------------------------------
                                                                 2003                  2002
                                                          ------------------    -------------------
Operating activities                                   $           1,589,999 $            1,377,363
Investing activities                                                (735,215)               (86,866)
Financing activities                                              (1,535,404)               509,264
                                                          ------------------    -------------------

     Net (decrease) increase in cash and equivalents   $            (680,620)$            1,799,761
                                                          ==================    ===================

Cash Flows

Net cash provided by operating activities increased approximately $213,000, or 15%, for the nine months ended September 30, 2003, as compared to the same period in 2002. The increase was primarily driven by the change in accounts payable, partially offset by reduced earnings from operations before noncash items.

The increase of approximately $648,000, in net cash used in investing activities during the nine months ended September 30, 2003, as compared to the same period in 2002, was primarily due to increased capital expenditures for a clubhouse renovation, a paving project and stair bracket replacements at Willow Lake Apartments and tenant finish at Plainview Point Office Center Phase III.

The increase of approximately $2,045,000 in net cash used in financing activities, during the nine months ended September 30, 2003, as compared to the same period in 2002, was primarily due to the fact that $2,000,000 in loan proceeds were received during the nine months ended September 30, 2002. The increase is also the result of an increase in principal payments made on mortgages payable.

Due to the fact that no distributions were made during the nine months ended September 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital on accounting principles generally accepted in the United States basis has been omitted.

Future Liquidity

We believe the current occupancy levels are adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of September 30, 2003, five buildings at Willow Lake Apartments have had roofs replaced. The total cost of replacing all of the remaining roofs is estimated to be $880,000 ($20,000 per building).

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2003 for the property to become fully leased again. As of September 30, 2003 we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $432,000 of which our share will be approximately $411,000. The tenant finish cost will be funded by loan proceeds of $400,000 from a note payable obtained October 1, 2003 and cash reserves. Through September 30, 2003, approximately $98,000 of the tenant finish cost has been incurred of which our share is approximately $93,000. It is estimated that an additional $285,000 will be needed for tenant finish costs in order to return the building to full occupancy. Our share of these additional costs will be approximately $271,000.

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses will also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We had no other material commitments for renovations or capital expenditures as of September 30, 2003.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $110,000.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. All of our debt bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,556,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On October 1, 2003, in the litigation against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) that is pending in the Circuit Court of Jefferson County, Kentucky, the judge granted the defendants’ motion to extend a stay that had previously been agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the litigation captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090), filed against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us that is pending in the Superior Court of the State of California, seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties VI, a Maryland Limited Partnership. *
(3a)	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS-Properties VI, a Maryland Limited Partnership. **
(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(b)	Reports on Form 8-K None.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985 (effective June 25, 1985) under Commission File No. 2-96583.
**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0- 14695).
***	Attached as an exhibit to this Quarterly Report on Form 10-Q.

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

Date: November 14, 2003

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