Form 10-K
period 2003-12-31
NTS PROPERTIES VI
filed 2004-03-26
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14695

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Maryland	61-1066060
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10172 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities pursuant to Section 12(g) of the Act:

Limited Partnership Interests
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-13
Item 3.	Legal Proceedings	13-15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Registrant's Limited Partnership Interests and Related Partner Matters	16
Item 6.	Selected Financial Data	17-18
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Consolidated Financial Statements and Supplementary Data	33-57
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	59

PART III

Item 10.	Directors and Executive Officers of the Registrant	60-61
Item 11.	Management Remuneration and Transactions	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management	63
Item 13.	Certain Relationships and Related Transactions	64-65
Item 14.	Principal Accountant Fees and Services	65

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	66-72
Signatures		73

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 — Business and Properties, and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. See Part II — Item 7 for Cautionary Statements.

PART I

Items 1 and 2 — Business and Properties

Development of Business

NTS-Properties VI, a Maryland limited partnership (the “Partnership”), was formed in 1984. The general partner is NTS-Properties Associates VI, a Kentucky limited partnership (the “General Partner”). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As of December 31, 2003, the Partnership owned the following properties and joint venture interests listed below. As used in this Form 10-K the terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in these properties and joint ventures:

·	Sabal Park Apartments, a 162-unit luxury apartment complex located on a 13 acre tract in Orlando, Florida, constructed by us.

·	Park Place Apartments Phase I, a 180-unit luxury apartment complex located on an 18 acre tract in Lexington, Kentucky, constructed by us.

·	Park Place Apartments Phase III, a 152-unit luxury apartment complex, located on a 15 acre tract in Lexington, Kentucky, constructed by us.

·	Willow Lake Apartments, a 207-unit luxury apartment complex located on an 18 acre tract in Indianapolis, Indiana, constructed by us.

·	A joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex located on a 16 acre tract in Orlando, Florida, constructed by the joint venture between us and NTS-Properties IV (“NTS-Properties IV”), an affiliate of our General Partner. Our percentage interest in the joint venture was 96.03% on December 31, 2003.

·	A joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet located in Louisville, Kentucky, constructed by the joint venture between us and NTS-Properties IV. Our percentage interest in the joint venture was 95.04% on December 31, 2003.

We or the joint ventures in which we are a partner have a fee title interest in the above properties. We believe that our properties are adequately covered by property insurance.

As of December 31, 2003, our properties and joint ventures were encumbered by mortgages as shown in the table below:

                                            Interest         Maturity                    Balance
Property                                      Rate             Date                    on 12/31/03
----------------------------------------  -------------   ---------------           -----------------
Park Place Apartments Phase I and III         7.74%         10/15/2012   (1)       $       11,004,713
Willow Lake Apartments                        7.32%         10/15/2012   (3)(4)    $        6,070,365
Golf Brook Apartments                         7.57%         05/15/2009   (2)(3)    $        6,044,431
Plainview Point Office Center Phase III       8.38%         12/01/2010   (5)       $        2,988,656
Sabal Park Apartments                         7.38%         12/05/2012   (3)(4)    $        2,043,356
Sabal Park Apartments                         6.93%         12/05/2012   (6)       $        1,958,280
Sabal Park Apartments                         7.38%         12/05/2012   (3)(4)    $        1,362,237
(1)	Monthly principal payments are based upon a 19-year amortization schedule. We expect the outstanding balance at maturity will be approximately $6,316,000.
(2)	Monthly principal payments are based upon a 12-year amortization schedule.
(3)	We expect at maturity, the mortgage will have been repaid based on the current rate of amortization.
(4)	Monthly principal payments are based upon a 15-year amortization schedule.
(5)	Monthly principal payments are based upon a 20-year amortization schedule. We expect the outstanding balance at maturity will be approximately $2,243,000.
(6)	Monthly principal payments are based upon a 25-year amortization schedule. We expect the outstanding balance at maturity will be approximately $1,555,000.

Currently, our plans for renovations and other major capital expenditures include tenant finish improvements at our commercial property as required by lease negotiations, roof replacements at Willow Lake Apartments and Park Place Apartments Phase I and playground equipment upgrades at Sabal Park Apartments. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves, and/or additional financing.

Financial Information About Industry Segments

We are presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Part II, Item 8 — Note 9 for information regarding these operating segments.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners’ capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see Item 8, Note 8 and Note 11 for information regarding our proposed merger with other affiliated entities.

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

Monthly rental rates at Sabal Park Apartments start at $969 for two-bedroom apartments and $1,309 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 95% (2003), 96% (2002), 93% (2001), 98% (2000) and 99% (1999). See Part II, Item 7 for average occupancy information.

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

Monthly rental rates at Park Place Apartments Phase I start at $699 for one-bedroom apartments, $939 for two-bedroom apartments and $1,099 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 82% (2003), 88% (2002), 73% (2001), 72% (2000) and 89% (1999). See Part II, Item 7 for average occupancy information.

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

Monthly rental rates at Park Place Apartments Phase III start at $719 for one-bedroom apartments, $839 for two-bedroom apartments and $1,199 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. In May 2000, construction of Park Place Apartments Phase III was completed and all 152 apartment units were available for leasing. The occupancy levels at the apartment complex as of December 31 were 93% (2003), 97% (2002), 73% (2001) and 52% (2000). See Part II, Item 7 for average occupancy information.

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

Monthly rental rates at Willow Lake Apartments start at $835 for one-bedroom apartments, $1,080 for two-bedroom apartments and $1,295 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 79% (2003), 93% (2002), 90% (2001), 83% (2000) and 82% (1999). See Part II, Item 7 for average occupancy information.

Golf Brook Apartments

Apartments at Golf Brook Apartments include two and three-bedroom apartments. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators, garbage disposals and washer/dryer hook-ups. Tenants have access to and use of the clubhouse, management offices, pool and tennis courts.

Monthly rental rates at Golf Brook Apartments start at $1,195 for two-bedroom apartments and $1,435 for three-bedroom apartments, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 93% (2003), 88% (2002), 89% (2001), 87% (2000) and 95% (1999). See Part II, Item 7 for average occupancy information.

Plainview Point Office Center Phase III

As of December 31, 2003, there were nine tenants leasing space aggregating approximately 44,800 square feet of rentable area at Plainview Point Office Center Phase III. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenants who occupy Plainview Point Office Center Phase III are professional service oriented organizations. The principal occupations/professions practiced is insurance claim processing and social security program management. Two tenants individually lease more than 10% of Plainview Point Office Centers Phase III’s rentable area. The occupancy levels at the office center as of December 31 were 52% (2003), 51% (2002), 54% (2001), 73% (2000) and 86% (1999). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant leases in effect on December 31, 2003:

                                    Year of             Square Feet and % of         Current Annual Rental
Major Tenant (1):                  Expiration            Net Rentable Area              per Square Foot
--------------------------     -----------------     --------------------------   ---------------------------
               1                      2013                10,770 (17.46%)                   $22.44
               2                      2008                10,708 (17.36%)                   $16.00

(1)     Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional Operating Data

Additional operating data regarding our properties and joint ventures is furnished in the following table:

                                                      Federal Tax        Property Tax      Annual Property
                                                         Basis               Rate               Taxes
                                                   ------------------  -----------------  ------------------
Wholly-Owned Properties
Sabal Park Apartments                             $        11,690,098       .017144      $           156,896
Park Place Apartments Phase I                     $        11,758,642       .009600      $            74,346
Park Place Apartments Phase III                   $        12,977,737       .009600      $            68,694
Willow Lake Apartments                            $        16,148,247       .027948      $           350,087

Joint Venture Properties
Golf Brook Apartments                             $        16,649,293       .017144      $           257,875
Plainview Point Office Center Phase III           $         4,839,381       .010935      $            35,370

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

Joint Venture Investments

NTS Sabal Golf Villas Joint Venture

On September 1, 1985, we entered into a joint venture agreement with NTS-Properties IV, an affiliate of our General Partner, to develop, construct, own and operate a 158-unit luxury apartment complex on a 13.15 acre site in Orlando, Florida known as Golf Brook Apartments Phase I. On January 1, 1987, the joint venture agreement was amended to include Golf Brook Apartments Phase II, a 37-unit luxury apartment complex located on a 3.069 acre site adjacent to Golf Brook Apartments Phase I. The joint venture will continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a partner or the execution by a partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of our assets, other than our cash and cash-equivalent assets;

·	the vote or consent of each of the partners to dissolve the Partnership; or

·	September 30, 2025.

We contributed land and the cost of constructing and leasing the apartments, valued at approximately $15,800,000. NTS-Properties IV contributed land valued at approximately $1,900,000 with a related note payable to a bank of approximately $1,200,000. We also contributed funds to retire the note payable to a bank. No future contributions are anticipated as of December 31, 2003.

Golf Brook Apartments is encumbered by a mortgage payable to an insurance company. We had originally obtained financing, secured by Golf Brook Apartments, to fund a portion of our contribution to the joint venture. The contribution loan has subsequently been refinanced. The current mortgage payable of $6,044,431 is recorded as a liability by us. The mortgage payable bears interest at a fixed rate of 7.57%, is due May 15, 2009 and is secured by the assets of Golf Brook Apartments. Monthly principal payments are based upon a 12-year amortization schedule. We believe that at maturity, the mortgage will have been repaid based on the current rate of amortization.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term “Net Cash Flow” for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or loss is allocated between the partners pursuant to the joint venture agreement.

Plainview Point III Joint Venture

On March 1, 1987, we entered into a joint venture agreement with NTS-Properties IV, an affiliate of our General Partner, to develop, construct, own and operate an office building in Louisville, Kentucky known as Plainview Point Office Center Phase III. The joint venture will continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a partner or the execution by a partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the real property, unless such disposition is, in whole or in part, represented by a promissory note of the purchaser;

·	the vote or consent of each of the partners to dissolve the Partnership; or

·	December 30, 2026.

We contributed approximately $4,100,000, the cost to construct and lease the building. NTS-Properties IV contributed land valued at $790,000 with an outstanding note payable to a bank of $550,000 which was secured by the land. We also contributed funds to retire the $550,000 note payable to the bank. No future contributions are anticipated as of December 31, 2003.

Plainview Point Office Center Phase III is encumbered by a mortgage payable to an insurance company. The current mortgage payable of $2,988,656 is recorded by us as a liability. The mortgage payable bears interest at a fixed rate of 8.38%, is due December 1, 2010 and is secured by the assets of Plainview Point Office Center Phase III. Monthly principal payments are based upon a 20-year amortization schedule. We expect the outstanding balance at maturity to be approximately $2,243,000.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term “Net Cash Flow” for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or loss is allocated between the partners pursuant to the joint venture agreement.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2003, the properties under construction, or scheduled to start construction in 2004, in the respective vicinities in which our properties are located are as follows: In the vicinity of Golf Brook Apartments and Sabal Park Apartments, there is one apartment community that could potentially start construction in 2004. The apartment community is planning to construct 460 apartments, but construction is temporarily on hold. In the vicinity of Park Place Apartments Phase I and III, there is one community of approximately 90 apartments currently under construction. The apartments are scheduled for completion in May 2004. This property will be marketed as student housing. There is currently no new competition in the vicinity of Willow Lake Apartments. At this time it is unknown the effect these new apartment units will have on occupancy at our properties. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property. See “Conflict of Interest.”

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the “Agreement”). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J.D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates VI. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received a total of $548,558 in property management fees for the year ended December 31, 2003. $517,054 was received from the apartment communities and $31,504 was received from the commercial property. The fee is equal to 6% of gross revenues from the commercial property and 5% of gross revenues from the apartment communities.

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

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2003, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of our General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner’s duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 — Note 7 and Part III, Item 13 for further discussions of related party transactions.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 — Legal Proceedings

On November 17, 2003, the Plaintiff/Counterclaim Defendant, Elder Construction & Associates, Inc., and the Defendants/Counterclaim Plaintiffs, NTS Development Company, NTS-Properties VI, a Maryland limited partnership, NTS-Properties Associates VI, and NTS Capital Corporation, entered into a Settlement and Mutual Release Agreement with respect to the lawsuit. NTS paid $120,000 to Elder in exchange for the release of Elder’s claim. An Agreed Order Dismissing as Settled and Release of Bonds was signed by the Judge on November 21, 2003.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it. On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity. For more information on the merger, see Item 7, Proposed Merger.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

At the Final Hearing, any member of the class of plaintiffs may appear personally or through his or her counsel to object to the final approval of the Stipulation and Agreement of Settlement, the entry of a final judgment dismissing with prejudice the Buchanan litigation or the application for an award of attorneys’ fees and expenses to the counsel for the class of plaintiffs. To do so, a class member must file the following with the Superior Court and the attorneys for the class of plaintiffs and the General Partners and other defendants at least fourteen days prior to the Final Hearing: (1) a notice of the class member’s intention to appear at the Final Hearing, (2) a detailed statement of the class member’s specific objections and (3) the grounds for the objections and any documents that the class member desires the Superior Court to consider.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $204,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations except as discussed herein.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 — Market for Registrant’s Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. We had 2,059 limited partners as of January 31, 2004. Cash distributions and allocations of income (loss) are made as described in Item 8 — Note 1D.

No distributions were paid during 2003, 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been indefinitely suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 — Selected Financial Data

Years ended December 31:

                                   2003             2002              2001             2000              1999
                              --------------   ---------------  ----------------  ---------------  ----------------
Total revenues               $    10,839,806  $     10,610,589 $      10,959,423 $     10,433,067 $       9,693,133

Operating income             $     1,013,251  $      1,232,616 $       1,444,827 $      1,754,054 $       2,090,845

Minority interest            $        35,228  $         37,145 $          41,316 $         42,216 $          42,995

Net loss                     $    (1,507,305) $     (1,366,534)$      (1,321,621)$       (862,023)$        (187,157)

Net loss allocated to:
    General Partner          $       (15,073) $        (13,665)$         (13,216)$         (8,620)$          (1,872)
    Limited partners         $    (1,492,232) $     (1,352,869)$      (1,308,405)$       (853,403)$        (185,285)

Net loss per limited
  partnership interest       $        (38.37) $         (34.79)$          (33.57)$         (21.85)$          (4.66)

Weighted average number
  of limited partnership
  interests                           38,889            38,889            38,974           39,053            39,751

Cumulative net loss
  allocated to:
    General Partner          $      (122,734) $       (107,661)$         (93,996)$        (80,780)$         (72,160)
    Limited partners         $   (16,941,339) $    (15,449,107)$     (14,096,238)$    (12,787,833)$     (11,934,430)

Cumulative taxable income
  (loss) allocated to:
    General Partner          $       107,640  $        108,016 $         105,373 $        110,406 $         111,613
    Limited partners         $   (20,047,376) $    (18,784,373)$     (17,550,296)$    (16,097,799)$     (15,165,626)

Distributions declared:
  General Partner            $            --  $             -- $              -- $             -- $           4,005
  Limited partners           $            --  $             -- $              -- $             -- $         396,514

Cumulative distributions
  declared:
    General Partner          $       121,277  $        121,277 $         121,277 $        121,277 $         121,277
    Limited partners         $    12,006,384  $     12,006,384 $      12,006,384 $     12,006,384 $      12,006,384

At year end:
  Cash and equivalents       $       125,342  $      1,058,814 $          60,167 $         47,683 $             909
  Land, buildings and
   amenities, net            $    40,446,437  $     42,445,109 $      44,986,348 $     47,498,726 $      47,739,483

Total assets                 $    42,153,523  $     44,998,108 $      46,496,128 $     49,077,535 $      49,231,418

Mortgages and notes
  payable                    $    31,872,038  $     33,536,428 $      33,474,382 $     35,149,376 $      33,312,443

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts. The affected data in the table above has been restated to provide comparable information for all periods presented.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements in Item 8 and the cautionary statements below.

Critical Accounting Policies

General

A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

Recognition of Rental Income

Our apartment communities have operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” rental income exceeded the cash collected for rent by approximately $100 and $1,300, for the years ended December 31, 2003 and 2001, respectively, and cash collected for rent exceeded rental income by approximately $4,400 for the year ended December 31, 2002. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 5 — 30 years, land improvements have estimated useful lives of between 5 — 30 years, and amenities have estimated useful lives between 5 — 30 years.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2003, the estimated settlement value of these noncontrolling interests is approximately $555,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering the properties been prepaid on December 31, 2003. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Results of Operations for 2003, 2002 and 2001

The following table includes our selected summarized operating data for the years ended December 31, 2003, 2002 and 2001. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part II, Item 8 of this report.

The following table of segment data is provided:

                                                                             2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $     10,326,587 $         513,219 $             -- $      10,839,806
Operating expenses and operating expenses
  - affiliated                                       4,144,729           297,616               --         4,442,345
Depreciation and amortization                        2,324,165           206,505           89,466         2,620,136
Interest expense                                       867,225                --        1,646,668         2,513,893
Net income (loss)                                    1,390,266           (57,306)      (2,840,265)       (1,507,305)

                                                                             2002
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      9,999,631 $         610,958 $             -- $      10,610,589
Operating expenses and operating expenses
  - affiliated                                       4,139,268           338,074               --         4,477,342
Depreciation and amortization                        2,527,785           183,967           89,466         2,801,218
Interest expense                                       840,145                --        1,738,038         2,578,183
Net income (loss)                                    1,131,128            29,117       (2,526,779)       (1,366,534)

                                                                             2001
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $     10,102,931 $         856,492 $             -- $      10,959,423
Operating expenses and operating expenses
  - affiliated                                       4,294,594           393,742            8,403         4,696,739
Depreciation and amortization                        2,422,606           195,055           89,466         2,707,127
Interest expense                                       828,955                --        1,827,251         2,656,206
Net income (loss)                                    1,021,031           182,643       (2,525,295)       (1,321,621)

During the year ended December 31, 2003, our continuing net losses have been negatively impacted by the expense related to our ongoing litigation. Net revenues have increased due to increased average occupancy at the apartment communities, with the exception of commercial revenues, which have been negatively affected by the recent decrease in occupancy at Plainview Point III Office Center, where we have not been successful in renewing several tenants’ expired leases. We continue our leasing efforts by seeking new tenants for this property. Operating expenses and operating expenses — affiliated have remained relatively stable. Interest expense continues to decline as our debt balances are reduced by normal recurring principal reductions.

Rental income and tenant reimbursements generated by our properties and joint ventures for the years ended December 31 were as follows:

                                                           2003            2002           2001
                                                       -------------   -------------  -------------
Wholly-Owned Properties
Sabal Park Apartments (1)                             $    1,902,491  $    1,881,597 $    1,947,501
Park Place Apartments Phase I (1)                     $    1,726,943  $    1,480,563 $    1,514,766
Willow Lake Apartments (1)                            $    2,190,889  $    2,365,523 $    2,555,725
Park Place Apartments Phase III (1)                   $    1,511,890  $    1,311,185 $    1,154,341

Joint Venture Properties
(Ownership % on December 31, 2003)
Golf Brook Apartments (96.03%) (1)                    $    2,994,374  $    2,960,763 $    2,930,598
Plainview Point Office Center Phase III (95.04%)      $      513,219  $      610,958 $      856,492
(1)	We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The occupancy levels at our properties and joint ventures as of December 31 were as follows:

                                                           2003          2002           2001
                                                       ------------  -------------  ------------
Wholly-Owned Properties
Sabal Park Apartments (2)                                  95%            96%           93%
Park Place Apartments Phase I (2)                          82%            88%           73%
Willow Lake Apartments (2)                                 79%            93%           90%
Park Place Apartments Phase III (2)                        93%            97%           73%

Joint Venture Properties
(Ownership % on December 31, 2003)
Golf Brook Apartments (96.03%) (2)                         93%            88%           89%
Plainview Point Office Center Phase III (95.04%)           52%            51%           54%
(2)	We believe the changes in occupancy on December 31 from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The average occupancy levels at our properties and joint ventures for the years ended December 31 were as follows:

                                                           2003          2002            2001
                                                       ------------  -------------   ------------
Wholly-Owned Properties
Sabal Park Apartments (3)                                  93%            93%            94%
Park Place Apartments Phase I (3)                          88%            79%            78%
Willow Lake Apartments (3)                                 85%            88%            95%
Park Place Apartments Phase III (3)                        93%            83%            67%

Joint Venture Properties
(Ownership % on December 31, 2003)
Golf Brook Apartments (96.03%) (3)                         93%            91%            90%
Plainview Point Office Center Phase III (95.04%)           50%            55%            90%
(3)	We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the years ending December 31, 2003, 2002 and 2001.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the years ended December 31, 2003 and 2002 was approximately $10,840,000 and $10,611,000, respectively. The increase of approximately $229,000, or 2%, is not a significant change. There were no offsetting material changes.

Rental income and tenant reimbursements for the years ended December 31, 2002 and 2001 was approximately $10,611,000 and $10,959,000, respectively. The decrease of approximately $348,000, or 3%, is not a significant change. There were no offsetting material changes.

Operating Expenses and Operating Expenses — Affiliated

Operating expenses for the years ended December 31, 2003 and 2002 were approximately $2,941,000 and $2,883,000, respectively. The increase of approximately $58,000, or 2%, is not a significant change. There were no offsetting material changes.

Operating expenses for the years ended December 31, 2002 and 2001 were approximately $2,883,000 and $3,046,000, respectively. The decrease of approximately $163,000, or 5%, is not a significant change. There were no offsetting material changes.

Operating expenses – affiliated for the years ended December 31, 2003 and 2002 were approximately $1,501,000 and $1,595,000, respectively. The decrease of approximately $94,000, or 6%, is not a significant change. There were no offsetting material changes.

Operating expenses – affiliated for the years ended December 31, 2002 and 2001 were approximately $1,595,000 and $1,651,000, respectively. The decrease of approximately $56,000, or 3%, is not a significant change. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Real Estate Taxes

Real estate taxes for the years ended December 31, 2003, 2002 and 2001 were $1,057,000, $883,000 and $980,000, respectively. The increase of $174,000, or 20%, in 2003 is primarily due to increased tax assessments at Willow Lake Apartments and at Plainview Point Office Center Phase III, partially offset by a decreased tax assessment at Park Place Apartments Phase I. The decrease of $97,000, or 10%, in 2002 is primarily due to decreased tax assessments at Park Place Apartments Phase III.

Professional and Administrative Expenses and Professional and Administrative Expenses —Affiliated

Professional and administrative expenses for the years ended December 31, 2003 and 2002 were $763,000 and $279,000, respectively. The increase of $484,000, or 173%, is primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See Part II, Item 8 – Note 8 and Note 11 for information regarding our proposed merger and litigation filed by limited partners.

Professional and administrative expenses for the years ended December 31, 2002 and 2001 were approximately $279,000 and $161,000, respectively. The increase of $118,000, or 73%, is primarily the result of increased legal and professional fees related to litigation filed by limited partners.

Professional and administrative expenses – affiliated for the years ended December 31, 2003 and 2002 were approximately $395,000 and $390,000, respectively. The increase of approximately $5,000, or 1%, is not a significant change. There were no offsetting material changes.

Professional and administrative expenses – affiliated for the years ended December 31, 2002 and 2001 were approximately $390,000 and $408,000, respectively. The decrease of approximately $18,000, or 4%, is not a significant change. There were no offsetting material changes.

Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was approximately $2,620,000 and $2,801,000, respectively. The decrease of approximately $181,000, or 6%, is not a significant change. There were no offsetting material changes.

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was approximately $2,801,000 and $2,707,000, respectively. The increase of approximately $94,000, or 3%, is not a significant change. There were no offsetting material changes.

Interest Expense

Interest expense for the years ended December 31, 2003 and 2002 was approximately $2,514,000 and $2,578,000, respectively. The decrease of approximately $64,000, or 2%, is not a significant change. There were no offsetting material changes.

Interest expense for the years ended December 31, 2002 and 2001 was approximately $2,578,000 and $2,656,000, respectively. The decrease of approximately $78,000, or 3%, is not a significant change. There were no offsetting material changes.

Liquidity and Capital Resources

The majority of our cash flow is typically derived from operating activities. Cash flows used in investing activities are for tenant finish improvements and other capital improvements at our properties. The tenant finish improvements and other capital additions were funded by cash flow from operations and from debt financing. Cash flows used in financing activities consist of principal payments on mortgages and notes payable, repurchase of limited partnership Interests and payment of loan costs. Cash flows provided by financing activities represent proceeds from mortgage loans and a note payable. We do not expect any material changes in the mix and relative cost of capital resources from those in 2003.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Operating activities                                  $     1,518,719 $    1,310,961 $    2,085,569
Investing activities                                         (787,801)      (317,172)      (355,241)
Financing activities                                       (1,664,390)         4,858     (1,717,844)
                                                       --------------  -------------  -------------

     Net (decrease) increase in cash and equivalents  $      (933,472)$      998,647 $       12,484
                                                       ==============  =============  =============

Net cash provided by operating activities increased from approximately $1,311,000 for the year ended December 31, 2002 to approximately $1,519,000 for the year ended December 31, 2003. The increase is primarily driven by the increase in accounts payable — affiliate due to NTS Development Company as reimbursement of salary and overhead costs.

Net cash provided by operating activities decreased from approximately $2,086,000 for the year ended December 31, 2001 to approximately $1,311,000 for the year ended December 31, 2002. The decrease is primarily driven by the decrease in accounts payable where cash was used to settle amounts due to our vendors.

Net cash used in investing activities increased from approximately $317,000 for the year ended December 31, 2002 to approximately $788,000 for the year ended December 31, 2003. The increase was primarily due to increased capital expenditures for a clubhouse renovation, a paving project and roof replacements at Willow Lake Apartments and tenant finish at Plainview Office Center Phase III. Cash used in investing activities for the years ended December 31, 2002 and 2001 was primarily for capital expenditures at our apartment communities and cash distributed to minority interest owners of our joint ventures.

Net cash provided by financing activities was approximately $5,000 for the year ended December 31, 2002. For the year ended December 31, 2003, we used approximately $1,664,000 in net cash for financing activities. The increase in net cash used was primarily due to the fact that $2,000,000 in loan proceeds was received in 2002 while only $400,000 in loans proceeds was received in 2003. These loan proceeds were used for capital improvements and working capital. The increase is also the result of an increase in principal payments made on mortgages payable.

For the year ended December 31, 2001, we used approximately $1,718,000 in net cash for financing activities. Net cash provided by financing activities was approximately $5,000 for the year ended December 31, 2002. The decrease in net cash used was primarily due to the fact that $2,000,000 in loan proceeds from a mortgage loan on Sabal Park Apartments was received in 2002.

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 — Mortgages and Notes Payable, for details regarding our material indebtedness.

Due to the fact that no distributions were made during 2003, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

Future Liquidity

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

NTS Development Company has agreed to defer, until March 31, 2005, amounts owed to them by us as of December 31, 2003 and those amounts accruing from January 1, 2004 through March 31, 2005, other than as permitted by our cash flows. There can be no assurances that NTS Development Company will continue to defer amounts due them past March 31, 2005. If these amounts are not deferred, such action could have a material adverse effect on our liquidity and financial condition. Payment of such deferred amounts would be dependent upon available operating cash flow or funding from potential third-party resources in the form of loans or advances.

The primary source of future liquidity is expected to be cash from operations. It is anticipated that the cash flow from operations will be sufficient to meet our day to day working capital needs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on our balance sheet) were $125,342, $1,058,814 and $60,167, on December 31, 2003, 2002 and 2001, respectively.

On March 21, 2000, we notified our limited partners that we would be suspending distributions starting January 1, 2000. The suspension is necessary due to significant capital improvements essential to maintaining the buildings and facilities owned by us at Willow Lake Apartments, Park Place Apartments Phase I and III, Sabal Park Apartments, Golf Brook Apartments and Plainview Point Office Center Phase III. Our cash position will be evaluated on an ongoing basis to determine when resumption of distributions is appropriate.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2003, five buildings at Willow Lake Apartments have had roofs replaced while no roofs have been replaced at Park Place Apartments Phase I. The total cost of replacing all of the remaining roofs is estimated to be $880,000 ($20,000 per building).

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2004 for the property to become fully leased again. As of December 31, 2003 we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $395,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 and cash reserves. Through December 31, 2003, approximately $122,000 of the tenant finish cost has been incurred. It is estimated that an additional $54,000 will be needed for tenant finish costs in order to return the building to full occupancy.

The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, deferral of amounts owed to NTS Development Company, and existing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

Leases at Plainview Point Office Center Phase III provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

We had no other material commitments for renovations or capital expenditures as of December 31, 2003.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $252,000.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     One - Three    Three - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Mortgages and notes payable       $   31,872,038 $    2,612,854 $    4,958,574  $    5,762,384 $   18,538,226

Capital lease obligations (1)     $        7,441 $        7,441 $           --  $           -- $           --

Operating leases (2)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (3)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $   31,879,479 $    2,620,295 $    4,958,574  $    5,762,384 $   18,538,226
                                   =============  =============  =============   =============  =============
(1)	The lease is for six golf carts, of which two were obtained for an apartment community owned by affiliates of ours. The affiliates are reimbursing us for their portion of the costs of the golf carts.
(2)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(3)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

                                                          Amount of Commitment Expiration Per Period
                                                  -----------------------------------------------------------
                                       Total
        Other Commercial              Amounts      Within One     One - Three    Three - Five      Over 5
          Commitments                Committed        Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Line of credit                    $           -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees                      $           -- $           -- $           --  $           -- $           --

Other commercial
  commitments (1)                 $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total commercial
  commitments                     $           -- $           -- $           --  $           -- $           --
                                   =============  =============  =============   =============  =============
(1)	We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

·	our ability to achieve planned revenues;

·	our ability to control expenses relative to fluctuating revenues;

·	our ability to make payments due under our debt agreements;

·	our ability to negotiate and maintain terms with vendors and service providers for operating expenses;

·	competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;

·	trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;

·	our ability to predict the demand for specific rental properties;

·	our ability to attract and retain tenants;

·	availability and costs of management and labor employed;

·	real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;

·	the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and

·	the risk of revised zoning laws, taxes, and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of a note payable of $400,000 that bears interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate note. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,513,000 decrease in the fair value of debt.

Item 8 — Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties VI, a Maryland Limited Partnership:

We have audited the accompanying consolidated balance sheets of NTS-Properties VI, a Maryland limited partnership (the “Partnership”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of the Partnership and the financial statement schedule as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS-Properties VI, a Maryland limited partnership at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' Report. This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties VI, a Maryland limited partnership:

We have audited the accompanying consolidated balance sheets of NTS-Properties VI, a Maryland limited partnership, as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                  2003                2002
                                                            -----------------   -----------------

ASSETS
Cash and equivalents                                       $          125,342  $        1,058,814
Cash and equivalents - restricted                                     245,599             237,409
Accounts receivable, net                                              132,859              34,114
Land, buildings and amenities, net                                 40,446,437          42,445,109
Other assets                                                        1,203,286           1,222,662
                                                            -----------------   -----------------

     TOTAL ASSETS                                          $       42,153,523  $       44,998,108
                                                            =================   =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                $       31,872,038  $       33,536,428
Accounts payable                                                      615,661             614,547
Accounts payable - affiliate                                          206,789                  --
Security deposits                                                     239,429             226,593
Other liabilities                                                     541,677             435,306
                                                            -----------------   -----------------

     TOTAL LIABILITIES                                             33,475,594          34,812,874

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                    8,677,929          10,185,234
                                                            -----------------   -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                     $       42,153,523  $       44,998,108
                                                            =================   =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002           2001
                                                           --------------  -------------  -------------
REVENUES
Rental income                                             $    10,837,063 $   10,603,305 $   10,946,099
Tenant reimbursements                                               2,743          7,284         13,324
                                                           --------------  -------------  -------------

     TOTAL REVENUES                                            10,839,806     10,610,589     10,959,423

EXPENSES
Operating expenses                                              2,941,389      2,882,559      3,046,109
Operating expenses - affiliated                                 1,500,956      1,594,783      1,650,630
Management fees                                                   548,558        546,539        561,595
Real estate taxes                                               1,057,245        883,396        979,645
Professional and administrative expenses                          763,430        279,351        161,429
Professional and administrative expenses -  affiliated            394,841        390,127        408,061
Depreciation and amortization                                   2,620,136      2,801,218      2,707,127
                                                           --------------  -------------  -------------

    TOTAL OPERATING EXPENSES                                    9,826,555      9,377,973      9,514,596
                                                           --------------  -------------  -------------

OPERATING INCOME                                                1,013,251      1,232,616      1,444,827

Interest and other income                                         132,071         21,219         33,624
Interest expense                                               (2,513,893)    (2,578,183)    (2,656,206)
Loss on disposal of assets                                       (103,506)        (5,041)      (102,550)
                                                           --------------  -------------  -------------

Loss before minority interest                                  (1,472,077)    (1,329,389)    (1,280,305)
Minority interest income                                           35,228         37,145         41,316
                                                           --------------  -------------  -------------

Net loss                                                  $    (1,507,305)$   (1,366,534)$   (1,321,621)
                                                           ==============  =============  =============

Net loss allocated to the limited partners                $    (1,492,232)$   (1,352,869)$   (1,308,405)
                                                           ==============  =============  =============

Net loss per limited partnership interest                 $        (38.37)$       (34.79)$       (33.57)
                                                           ==============  =============  =============

Weighted average number of limited partnership interests           38,889         38,889         38,974
                                                           ==============  =============  =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                  Limited
                                                 Partners'         Limited         General
                                                 Interests         Partners        Partner         Total
                                               -------------    --------------  -------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2001                           38,989   $    13,113,346 $     (201,957)$   12,911,389

   Net loss                                                         (1,308,405)       (13,216)    (1,321,621)

   Repurchase of limited partnership interests          (100)          (38,000)            --        (38,000)
                                               -------------    --------------  -------------  -------------

Balances on December 31, 2001                         38,889        11,766,941       (215,173)    11,551,768

   Net loss                                                         (1,352,869)       (13,665)    (1,366,534)
                                               -------------    --------------  -------------  -------------

Balances on December 31, 2002                         38,889        10,414,072       (228,838)    10,185,234

   Net loss                                                         (1,492,232)       (15,073)    (1,507,305)
                                               -------------    --------------  -------------  -------------

Balances on December 31, 2003                         38,889   $     8,921,840 $     (243,911)$    8,677,929
                                               =============    ==============  =============  =============
(1)	For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $   (1,507,305)$   (1,366,534)$    (1,321,621)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                    103,506          5,041         102,550
    Depreciation and amortization                               2,672,111      2,870,049       2,776,352
    Minority interest income                                       35,228         37,145          41,316
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            (8,190)       (19,503)         13,845
      Accounts receivable                                         (98,745)        18,275          15,150
      Other assets                                                 (4,996)       (39,980)          4,769
      Accounts payable                                              1,114       (317,748)        455,803
      Accounts payable - affiliate                                206,789             --              --
      Security deposits                                            12,836          3,060         (37,150)
      Other liabilities                                           106,371        121,156          34,555
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                  1,518,719      1,310,961       2,085,569
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                       (724,970)      (265,559)       (295,868)
Proceeds from sale of assets                                           --            539              --
Investment in joint ventures by minority partners, net            (62,831)       (52,152)        (59,373)
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (787,801)      (317,172)       (355,241)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and notes payable              (2,064,390)    (1,937,954)     (1,776,487)
Proceeds from mortgage loans and notes payable                    400,000      2,000,000         101,493
Repurchase of limited partnership interests                            --             --         (38,000)
Additions to loan costs                                                --        (57,188)         (4,850)
                                                            -------------  -------------  --------------

     Net cash (used in) provided by financing activities       (1,664,390)         4,858      (1,717,844)
                                                            -------------  -------------  --------------

     Net (decrease) increase in cash and equivalents             (933,472)       998,647          12,484

CASH AND EQUIVALENTS, beginning of year                         1,058,814         60,167          47,683
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $      125,342 $    1,058,814 $        60,167
                                                            =============  =============  ==============

Interest paid on a cash basis                              $    2,478,435 $    2,534,995 $     2,625,265
                                                            =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1- Significant Accounting Policies

A) Organization

NTS-Properties VI, a Maryland limited partnership (the “Partnership”) is a limited partnership organized under the laws of the state of Maryland in December 1984. The general partner is NTS-Properties Associates VI, a Kentucky limited partnership (the “General Partner”). We are in the business of developing, constructing, owning and operating apartment communities and commercial real estate.

B) Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated. The terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in the properties and joint ventures listed below.

Other assets include minority interest in our joint venture properties totaling approximately $713,000 and $685,000 as of December 31, 2003 and 2002, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partners’ historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2003, the estimated settlement value of these noncontrolling interests is approximately $555,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering the properties been prepaid on December 31, 2003. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

C) Properties and Joint Ventures

We own and operate the following properties and joint ventures:

·	Sabal Park Apartments, a 162-unit luxury apartment complex in Orlando, Florida.

·	Park Place Apartments Phase I, a 180-unit luxury apartment complex in Lexington, Kentucky.

·	Park Place Apartments Phase III, a 152-unit luxury apartment complex in Lexington, Kentucky.

·	Willow Lake Apartments, a 207-unit luxury apartment complex in Indianapolis, Indiana.

·	A 96.03% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida.

·	A 95.04% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.

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

A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Net loss                                              $    (1,507,305)$   (1,366,534)$   (1,321,621)
Items handled differently for tax purposes:
  Depreciation and amortization                                 6,491         32,336       (189,171)
  (Loss) gain on fixed assets                                (100,037)        (4,412)         7,873
  Prepaid rent and other capitalized leasing costs             25,379         99,930         37,933
  Bad debt allowance                                            5,141          5,106          2,390
  Merger costs                                                302,746             --             --
  Accrued expenses                                                 --         (2,000)         2,000
  Other miscellaneous expense                                   4,206          4,140          3,066
                                                       --------------  -------------  -------------

Taxable loss                                          $    (1,263,379)$   (1,231,434)$   (1,457,530)
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

G) Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of December 31, 2003, approximately $117,000 of our overnight investment was included in cash and equivalents.

H) Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for apartment community security deposits and funds which have been escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes is approximately $76,553,000.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value may be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

J) Accounts Payable — Affiliate

Accounts payable — affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses.

NTS Development Company has agreed to defer, until March 31, 2005, amounts owed to them by us as of December 31, 2003 and those amounts accruing from January 1, 2004 through March 31, 2005, other than as permitted by our cash flows. There can be no assurances that NTS Development Company will continue to defer amounts due them past March 31, 2005.

K) Revenue Recognition — Rental Income and Capitalized Leasing Costs

Our apartment communities have operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Certain of our lease agreements at Plainview Point Office Center Phase III are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $5,236 and $5,339 on December 31, 2003 and 2002, respectively. All commissions paid to commercial leasing agents are deferred and amortized over the term of the lease to which they apply.

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

L) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2003, 2002 and 2001.

M) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 2 — Concentration of Credit Risk

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

Note 3 — Tender Offers

From October 1998 through December 2001, we participated, along with ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), in five tender offers. Through the five tender offers, we repurchased 1,700 Interests for $618,500 and ORIG purchased 13,766 Interests for $5,167,480. The price per Interest was $350 for the first tender offer, $370 for the second tender offer and $380 for the third, fourth and fifth tender offers. Interests that we repurchased were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $380 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 2, 2002. On July 24, 2002, ORIG amended its tender offer to extend the expiration date from August 2, 2002, to September 3, 2002. ORIG’s tender offer expired September 3, 2002. A total of 2,560 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $380 per Interest for a total of $972,800. We did not participate in this tender offer.

Note 4 — Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                              2003                 2002
                                       ------------------   ------------------
Land and improvements                $         16,530,082 $         16,463,962

Buildings and improvements                     59,772,588           59,744,206
                                       ------------------   ------------------

                                               76,302,670           76,208,168

Less accumulated depreciation                  35,856,233           33,763,059
                                       ------------------   ------------------

                                     $         40,446,437 $         42,445,109
                                       ==================   ==================

Note 5 — Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

                                                              2003                2002
                                                       ------------------  ------------------
Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.74%, due October 15, 2012, secured by certain
land, buildings and amenities.                        $        11,004,713 $        11,365,873

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.32%, due October 15, 2012, secured by certain
land, buildings and amenities.                                  6,070,365           6,542,283

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.57%, due May 15, 2009, secured by certain land,
buildings and amenities.                                        6,044,431           6,899,113

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
8.375%, due December 1, 2010, secured by certain
land, buildings and amenities.                                  2,988,656           3,065,058

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.38%, due December 5, 2012, secured by certain
land and building.                                              2,043,356           2,197,714

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
6.93%, due December 5, 2012, secured by certain
land, buildings and amenities.                                  1,958,280           1,989,927

Mortgage payable with an insurance company,
payable in monthly installments, bearing interest at
7.38%, due December 5, 2012, secured by certain
land, buildings and amenities.                                  1,362,237           1,465,143

Note payable to a bank, bearing interest at the Prime
Rate, payable in monthly installments, due October
1, 2004.  On December 31, 2003, the interest rate
was 4.0%.                                                         400,000                  --

Notes payable to a bank, bearing interest at the Prime
Rate but not less than 6.0%, repaid in March 2003.                     --              11,317
                                                       ------------------  ------------------

                                                      $        31,872,038 $        33,536,428
                                                       ==================  ==================

Our mortgages may be prepaid but are generally subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                   2,612,854
                2005                                     2,386,260
                2006                                     2,572,314
                2007                                     2,773,127
                2008                                     2,989,257
             Thereafter                                 18,538,226
                                       ---------------------------

                                     $                  31,872,038
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2003 and 2002 was approximately $34,706,000 and $36,077,000, respectively.

On October 1, 2003, we obtained an unsecured note payable in the amount of $400,000. The note bears interest at the Prime Rate and the maturity date is October 1, 2004. Interest will be paid monthly with the principal due at maturity.

Note 6 — Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2003:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                     440,057
                2005                                       294,018
                2006                                       171,328
                2007                                       171,328
                2008                                        14,277
             Thereafter                                         --
                                       ---------------------------

                                     $                   1,091,008
                                       ===========================

Note 7 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% and 6% of the gross revenues from the apartment communities and the commercial property, respectively. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           548,558 $           546,539 $          561,595
                                                       ------------------  ------------------  -----------------

Property management                                             1,035,840           1,019,792          1,078,558
Leasing                                                           156,094             193,428            191,425
Administrative - operating                                        297,022             339,753            307,410
Other                                                              12,000              41,810             73,237
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                      1,500,956           1,594,783          1,650,630
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             394,841             390,127            408,061
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       37,347              12,385             32,703
Leasing commissions                                                13,938               8,515                 --
Construction management                                                --                  --              2,174
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  51,285              20,900             34,877
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         2,495,640 $         2,552,349 $        2,655,163
                                                       ==================  ==================  =================

During the years ended December 31, 2003, 2002 and 2001, we were charged $29,643, $29,586 and $22,864, respectively, for property maintenance fees from an affiliate of NTS Development Company.

Note 8 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

As of December 31, 2003, we had a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $395,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 (see Note 5 “Mortgages and Notes Payable” for further discussion on the new loan) and cash reserves. Through December 31, 2003, approximately $122,000 of the tenant finish cost has been incurred.

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

On November 17, 2003, the Plaintiff/Counterclaim Defendant, Elder Construction & Associates, Inc., and the Defendants/Counterclaim Plaintiffs, NTS Development Company, NTS-Properties VI, a Maryland limited partnership, NTS-Properties Associates VI, and NTS Capital Corporation, entered into a Settlement and Mutual Release Agreement with respect to the lawsuit. NTS paid $120,000 to Elder in exchange for the release of Elder’s claim. An Agreed Order Dismissing as Settled and Release of Bonds was signed by the Judge on November 21, 2003.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our consolidated financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $204,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $252,000.

Note 9 — Segment Reporting

Our reportable operating segments include — Apartment Community and Commercial Real Estate Operations. The apartment community operations represent our ownership and operating results relative to the apartment complexes known as Willow Lake, Park Place Phase I, Sabal Park, Park Place Phase III and Golf Brook. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Plainview Point Office Center Phase III.

The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. We evaluate performance based on stand-alone operating segment net income. Professional and administrative expenses, interest expense, depreciation and minority interest income (loss) recorded at the Partnership level have not been allocated to the segments.

                                                                           2003
                                                 ---------------------------------------------------------
                                                     Apartment
                                                    Communities         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $       10,326,587 $           510,476 $        10,837,063
Tenant reimbursements                                           --               2,743               2,743
                                                 -----------------  ------------------  ------------------

     Total revenues                             $       10,326,587 $           513,219 $        10,839,806
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $        4,144,729 $           297,616 $         4,442,345
Management fees                                            517,054              31,504             548,558
Real estate taxes                                        1,021,875              35,370           1,057,245
Depreciation and amortization                            2,324,165             206,505           2,530,670
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $        8,007,823 $           570,995 $         8,578,818
                                                 -----------------  ------------------  ------------------

Operating income (loss)                                  2,318,764             (57,776)          2,260,988

Interest and other income                                   42,233                 470              42,703
Interest expense                                          (867,225)                 --            (867,225)
Loss on disposal of assets                                (103,506)                 --            (103,506)
                                                 -----------------  ------------------  ------------------

Net income (loss)                               $        1,390,266 $           (57,306)$         1,332,960
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $       38,278,447 $         2,164,103 $        40,442,550
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $          592,613 $           132,357 $           724,970
                                                 =================  ==================  ==================

Segment liabilities                             $       12,738,030 $           164,322 $        12,902,352
                                                 =================  ==================  ==================

                                                                           2002
                                                 ---------------------------------------------------------
                                                     Apartment
                                                    Communities         Commercial            Total
                                                 -----------------  ------------------  ------------------
Rental income                                   $        9,999,631 $           603,674 $        10,603,305
Tenant reimbursements                                           --               7,284               7,284
                                                 -----------------  ------------------  ------------------

     Total revenues                             $        9,999,631 $           610,958 $        10,610,589
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $        4,139,268 $           338,074 $         4,477,342
Management fees                                            509,300              37,239             546,539
Real estate taxes                                          857,879              25,517             883,396
Depreciation and amortization                            2,527,785             183,967           2,711,752
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $        8,034,232 $           584,797 $         8,619,029
                                                 -----------------  ------------------  ------------------

Operating income                                         1,965,399              26,161           1,991,560

Interest and other income                                   10,915               2,956              13,871
Interest expense                                          (840,145)                 --            (840,145)
Loss on disposal of assets                                  (5,041)                 --              (5,041)
                                                 -----------------  ------------------  ------------------

Net income                                      $        1,131,128 $            29,117 $         1,160,245
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $       40,189,678 $         2,243,770 $        42,433,448
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $           83,937 $           181,622 $           265,559
                                                 =================  ==================  ==================

Segment liabilities                             $       13,375,308 $            90,115 $        13,465,423
                                                 =================  ==================  ==================

                                                                           2001
                                                 ---------------------------------------------------------
                                                     Apartment          Commercial            Total
                                                    Communities
                                                 -----------------  ------------------  ------------------
Rental income                                   $       10,102,931 $           843,168 $        10,946,099
Tenant reimbursements                                           --              13,324              13,324
                                                 -----------------  ------------------  ------------------

     Total revenues                             $       10,102,931 $           856,492 $        10,959,423
                                                 -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                    $        4,294,594 $           393,742 $         4,688,336
Management fees                                            508,842              52,753             561,595
Real estate taxes                                          945,165              34,480             979,645
Depreciation and amortization                            2,422,606             195,055           2,617,661
                                                 -----------------  ------------------  ------------------

     Total operating expenses                   $        8,171,207 $           676,030 $         8,847,237
                                                 -----------------  ------------------  ------------------

Operating income (loss)                                  1,931,724             180,462           2,112,186

Interest and other income                                   20,812               2,181              22,993
Interest expense                                          (828,955)                 --            (828,955)
Loss on disposal of assets                                (102,550)                 --            (102,550)
                                                 -----------------  ------------------  ------------------

Net income                                      $        1,021,031 $           182,643 $         1,203,674
                                                 =================  ==================  ==================

Land, buildings and amenities, net              $       42,715,277 $         2,251,634 $        44,966,911
                                                 =================  ==================  ==================

Expenditures for land, buildings and amenities  $          295,321 $               547 $           295,868
                                                 =================  ==================  ==================

Segment liabilities                             $       12,312,985 $            76,727 $        12,389,712
                                                 =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                        2003                2002                2001
                                                  -----------------   -----------------  ------------------
OPERATING EXPENSES AND OPERATING
EXPENSES - AFFILIATED
Operating expenses and operating expenses -
  affiliated for reportable segments             $        4,442,345  $        4,477,342 $         4,688,336
Operating expenses and operating expenses -
affiliated for Partnership                                       --                  --               8,403
                                                  -----------------   -----------------  ------------------

     Total consolidated operating expense        $        4,442,345  $        4,477,342 $         4,696,739
                                                  =================   =================  ==================

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                            $        2,530,670  $        2,711,752 $         2,617,661
Depreciation and amortization for  Partnership               89,466              89,466              89,466
                                                  -----------------   -----------------  ------------------

     Total depreciation and amortization         $        2,620,136  $        2,801,218 $         2,707,127
                                                  =================   =================  ==================

OPERATING INCOME
Operating income for reportable segments         $        2,260,988  $        1,991,560 $         2,112,186
Operating loss for Partnership                           (1,247,737)           (758,944)           (667,359)
                                                  -----------------   -----------------  ------------------

     Total operating income                      $        1,013,251  $        1,232,616 $         1,444,827
                                                  =================   =================  ==================

INTEREST EXPENSE
Interest expense for reportable segments         $          867,225  $          840,145 $           828,955
Interest expense for Partnership                          1,646,668           1,738,038           1,827,251
                                                  -----------------   -----------------  ------------------

     Total interest expense                      $        2,513,893  $        2,578,183 $         2,656,206
                                                  =================   =================  ==================

NET LOSS
Net income for reportable segments               $        1,332,960  $        1,160,245 $         1,203,674
Less minority interest                                       35,228              37,145              41,316
Plus net loss for Partnership (1)                        (2,805,037)         (2,489,634)         (2,483,979)
                                                  -----------------   -----------------  ------------------

     Total net loss                              $       (1,507,305) $       (1,366,534)$        (1,321,621)
                                                  =================   =================  ==================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                            $       40,442,550  $       42,433,448 $        44,966,911
Land, buildings and amenities for Partnership                 3,887              11,661              19,437
                                                  -----------------   -----------------  ------------------

     Total land, buildings and amenities         $       40,446,437  $       42,445,109 $        44,986,348
                                                  =================   =================  ==================

LIABILITIES
Liabilities for reportable segments              $       12,902,352  $       13,465,423 $        12,389,712
Liabilities for Partnership (2)                          20,573,242          21,347,451          22,554,648
                                                  -----------------   -----------------  ------------------

     Total liabilities                           $       33,475,594  $       34,812,874 $        34,944,360
                                                  =================   =================  ==================
(1)	The Partnership’s net loss is primarily composed of professional and administrative costs born by the Partnership and also includes interest expense, depreciation and minority interest recorded at the partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.
(2)	These amounts primarily represent the mortgages held by us secured by the assets of the operating segments.

Note 10 — Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2003                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      2,748,067 $       2,711,069 $      2,694,201 $       2,686,469
Operating income (loss)                       361,311            (8,885)         270,682           390,143
Minority interest                               8,743             6,336            7,674            12,475
Net loss allocated to the
  limited partners                           (280,881)         (719,330)        (360,295)         (131,726)
Net loss per limited partnership
  interest                                     (7.22)           (18.50)            (9.26)            (3.39)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $      2,609,868 $       2,587,465 $      2,670,267 $       2,742,989
Operating income (loss)                       262,685           359,142          224,738           386,051
Minority interest                               7,149             8,836            9,043            12,117
Net loss allocated to the
  limited partners                           (367,302)         (273,666)        (429,561)         (282,340)
Net loss per limited partnership
  interest                                     (9.44)            (7.04)          (11.05)            (7.26)

Note 11 — Subsequent Events

On February 4, 2004, NTS Realty Holdings Limited Partnership filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty Holdings Limited Partnership, a newly formed limited partnership (“NTS Realty”). Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9A — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in our internal controls over financial reporting during the fourth quarter of 2003.

PART III

Item 10 — Directors and Executive Officers of the Registrant

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

The general partners of NTS-Properties Associates VI are as follows:

J.D. Nichols

Mr. Nichols (age 62) is the managing general partner of NTS-Properties Associates VI and is Chairman of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J.D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 50) is President of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon’s Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firm’s expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor’s Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors of Greater Louisville Inc. and the Executive Committee Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 45) is Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor’s Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the “SEC”). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, no additional forms were required for those persons.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by NTS Capital Corporation that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by request to our General Partner at 10172 Linn Station Road, Louisville, Kentucky 40223. We will disclose any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K.

Item 11 — Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities.

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% and 6% of the gross revenues from the apartment communities and the commercial property, respectively. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           548,558 $           546,539 $          561,595
                                                       ------------------  ------------------  -----------------

Property management                                             1,035,840           1,019,792          1,078,558
Leasing                                                           156,094             193,428            191,425
Administrative - operating                                        297,022             339,753            307,410
Other                                                              12,000              41,810             73,237
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                      1,500,956           1,594,783          1,650,630
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             394,841             390,127            408,061
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       37,347              12,385             32,703
Leasing commissions                                                13,938               8,515                 --
Construction management                                                --                  --              2,174
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  51,285              20,900             34,877
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         2,495,640 $         2,552,349 $        2,655,163
                                                       ==================  ==================  =================

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 — Note 1D which describes the methods used to determine income allocations and cash distributions.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2004. ORIG, LLC owns its interest directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     Limited Partner                ORIG, LLC                     18,293 Interests                47.03%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols (1%), Barbara M. Nichols (J.D. Nichols’ wife) (74%) and Brian F. Lavin (25%). J.D. Nichols has voting power and investment power with respect to Barbara M. Nichols’ ownership in ORIG, LLC.

The table below sets forth our General Partner’s ownership interest in us. Our General Partner owns its interests directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     General Partner        NTS-Properties Associates VI            5 Interests                    100%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS-Properties Associates VI, our General Partner. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates VI are as follows:

J.D. Nichols	54.05%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation	9.95%
10172 Linn Station Road
Louisville, Kentucky 40223

Item 13 — Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% and 6% of the gross revenues from the apartment communities and the commercial property, respectively. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $           548,558 $           546,539 $          561,595
                                                       ------------------  ------------------  -----------------

Property management                                             1,035,840           1,019,792          1,078,558
Leasing                                                           156,094             193,428            191,425
Administrative - operating                                        297,022             339,753            307,410
Other                                                              12,000              41,810             73,237
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                      1,500,956           1,594,783          1,650,630
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             394,841             390,127            408,061
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       37,347              12,385             32,703
Leasing commissions                                                13,938               8,515                 --
Construction management                                                --                  --              2,174
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  51,285              20,900             34,877
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $         2,495,640 $         2,552,349 $        2,655,163
                                                       ==================  ==================  =================

During the years ended December 31, 2003, 2002 and 2001, we were charged $29,643, $29,586 and $22,864, respectively, for property maintenance fees from an affiliate of NTS Development Company.

From October 1998 through December 2001, we participated, along with ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), in five tender offers. Through the five tender offers, we repurchased 1,700 Interests for $618,500 and ORIG purchased 13,766 Interests for $5,167,480. The price per Interest was $350 for the first tender offer, $370 for the second tender offer and $380 for the third, fourth and fifth tender offers. Interests that we repurchased were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 2,000 Interests at a price of $380 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 2,000 Interests were tendered. The tender offer was scheduled to expire on August 2, 2002. On July 24, 2002, ORIG amended its tender offer to extend the expiration date from August 2, 2002, to September 3, 2002. ORIG’s tender offer expired September 3, 2002. A total of 2,560 Interests were tendered. ORIG accepted all Interests tendered at a purchase price of $380 per Interest for a total of $972,800. We did not participate in this tender offer.

Item 14 — Principal Accountant Fees and Services

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are approximately:

                                                  2003                2002
                                           ------------------  ------------------
Audit fees                                $           129,800 $            45,000
Audit-related fees                                        800                  --
Tax fees                                              127,800              38,500
All other fees                                             --                  --

Fees for audit services included fees associated with the annual audit and the reviews of the Partnership’s quarterly reports on Form 10-Q. Included in the audit fees in 2003 is approximately $78,200 of fees for services provided in connection with the joint consent solicitation statement/prospectus on Form S-4 filed with the Securities and Exchange Commission on February 4, 2004. Audit-related fees included accounting consultation. Tax fees included tax compliance, tax advice and tax planning, including approximately $97,000 of fees in 2003 for tax services provided in connection with the Proposed Merger. There were no fees billed for other services not described above.

PART IV

Item 15 — Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

1 — Consolidated Financial Statements

The consolidated financial statements for the years ended December 31, 2003 and 2002, along with the report from Ernst & Young LLP dated March 26, 2004, and the consolidated financial statements for the year ended December 31, 2001, along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following consolidated schedules should be read in conjunction with those consolidated financial statements.

2 — Consolidated Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	69-72

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3 — Exhibits

Exhibit No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties VI,
a Maryland limited partnership.

3a.	First Amendment to Amended and Restated	**
Agreement of Limited Partnership of
NTS-Properties VI, a Maryland limited partnership.

10.	Property Management Agreement and Construction	*
Agreement between NTS Development Company and
NTS-Properties VI, a Maryland limited partnership.

14.	Code of Ethics	***

31.1	Certification of Chief Executive Officer Pursuant to	****
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	****
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	****
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	****
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S- 11 on March 22, 1985 (effective June 25, 1985) under Commission File No. 2-96583.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 (Commission File No. 0- 14695).

***	See www.ntsdevelopment.com for our code of ethics.

****	Attached as an exhibit with this Form 10-K.

4 — Reports on Form 8-K

We filed a Form 8-K on December 10, 2003, to announce that the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with certain of their affiliates, jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) in the Superior Court of the State of California for the County of Contra Costa with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS Properties Associates et al. (Case No. C 01-05090).

We filed a Form 8-K on February 6, 2004, to announce that as part of the Settlement Agreement referred to in the Form 8-K filed on December 10, 2003, the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with other real estate entities affiliated with the general partners agreed to pursue a merger into NTS Realty Holdings Limited Partnership, a Delaware limited partnership (the “NTS Realty”). On February 4, 2004, NTS Realty filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval in the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

We filed a Form 8-K on March 3, 2004, to inform investors of an offer by CMG Partners, LLC to purchase their interests in NTS-Properties VI for $315 per interest in cash. We also reminded the investors that by the order of the Superior Court of the State of California, they are not permitted to dispose of their limited partner interests.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

                                                                   Park Place
                                                 Willow Lake       Apartments
                                                 Apartments        Phase III
                                               ---------------  ----------------
Encumbrances                                         (A)              (A)

Initial cost to Partnership:
  Land                                        $      3,770,328 $       2,411,441
  Buildings and improvements                        12,616,655        11,156,959

Cost capitalized subsequent to acquisition:
  Improvements                                         541,980            17,998

Gross amount at which carried
 December 31, 2003: (B)
   Land                                              3,823,632         2,420,527
   Buildings and improvements                       13,105,331        11,165,871
                                               ---------------  ----------------

     Total                                    $     16,928,963 $      13,586,398
                                               ===============  ================

Accumulated depreciation                      $      8,531,120 $       2,840,290
                                               ===============  ================

Date of construction                                3/85              5/00

Date acquired                                        N/A              N/A

Life at which depreciation in latest income
 statement is computed                               (C)              (C)
(A)	First mortgage held by an insurance company.
(B)	Total aggregate cost of real estate for tax purposes is approximately $76,553,000.
(C)	Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

                                                                   Park Place
                                                 Sabal Park        Apartments
                                                 Apartments         Phase I
                                               ---------------  ----------------
Encumbrances                                         (A)              (B)

Initial cost to Partnership:
  Land                                        $      3,063,046 $       2,320,938
  Buildings and improvements                         8,417,719         9,630,935

Cost capitalized subsequent to
 acquisition:
   Improvements                                        343,202           220,728

Gross amount at which carried
 December 31, 2003:
   Land                                              3,119,780         2,369,584
   Buildings and improvements                        8,704,187         9,803,017
                                               ---------------  ----------------

     Total                                    $     11,823,967 $      12,172,601
                                               ===============  ================

Accumulated depreciation                      $      6,544,207 $       6,511,555
                                               ===============  ================

Date of construction                                06/84            04/84

Date acquired                                        N/A              N/A

Life at which depreciation in latest
 income statement is computed                        (C)              (C)
(A)	First mortgage held by two insurance companies.
(B)	First mortgage held by an insurance company.
(C)	Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term from tenant improvements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

                                                                   Plainview Point          Total
                                                  Golf Brook       Office Building          Pages
                                                  Apartments          Phase III             69-71
                                               -----------------  ------------------  ------------------
Encumbrances                                          (A)                (A)

Initial cost to Partnership:
  Land                                        $        3,897,193 $           837,550 $        16,300,496
  Buildings and improvements                          12,776,885           2,387,013          56,986,166

Cost capitalized subsequent to
 acquisition:
   Improvements                                          432,192           1,421,036           2,977,136

Gross amount at which carried
 December 31, 2003:
   Land                                                3,941,535             855,024          16,530,082
   Buildings and improvements                         13,164,735           3,790,575          59,733,716
                                               -----------------  ------------------  ------------------

     Total                                    $       17,106,270 $         4,645,599 $        76,263,798
                                               =================  ==================  ==================

Accumulated depreciation                      $        8,912,580 $         2,481,496 $        35,821,248
                                               =================  ==================  ==================

Date of construction                                 05/88              01/88

Date acquired                                         N/A                N/A

Life at which depreciation in latest
  income statement is computed                        (B)                (B)
(A)	First mortgage held by an insurance company.
(B)	Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.
(C)	Reconciliation net of accumulated depreciation to consolidated financial statements:
Total gross cost on December 31, 2003                                             $     76,263,798
  Additions to Partnership for computer hardware and software                               38,872
                                                                                   ---------------

Balance on December 31, 2003                                                            76,302,670
  Less accumulated depreciation - per above                                             35,821,248
  Less accumulated depreciation for Partnership computer hardware and software              34,985
                                                                                   ---------------

Land, buildings and amenities, net on December 31, 2003                           $     40,446,437
                                                                                   ===============

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances on January 1, 2001                   $         75,922,777 $         28,424,051

Additions during period:
  Improvements                                             295,868                   --
  Depreciation (A)                                              --            2,705,696

Deductions during period:
  Retirements                                            (183,915)             (81,365)
                                                ------------------   ------------------

Balances on December 31, 2001                           76,034,730           31,048,382

Additions during period:
  Improvements                                             265,559                   --
  Depreciation (A)                                              --            2,801,218

Deductions during period:
  Retirements                                             (92,121)             (86,541)
                                                ------------------   ------------------

Balances on December 31, 2002                           76,208,168           33,763,059

Additions during period:
  Improvements                                             724,970                   --
  Depreciation (A)                                              --            2,620,136

Deductions during period:
  Retirements                                            (630,468)            (526,962)
                                                ------------------   ------------------

Balances on December 31, 2003                 $         76,302,670 $         35,856,233
                                                ==================   ==================
(A)	The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Consolidated Statements of Cash Flows due to the amortization of loan costs, capitalized leasing costs and special tenant allowance.

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

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates VI and Chairman and Sole Director of NTS Capital Corporation

/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our consolidated financial statements and a message from our general partner.