Form 10-Q
period 2004-03-31
NTS PROPERTIES VI
filed 2004-05-13
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	4

	Consolidated Statement of Partners' Equity as of March 31, 2004	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Items 1 - 6	27-29

Signatures	30

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our annual report on Form 10-K for the year ended December 31, 2003. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                      As of               As of
                                                                    March 31,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           350,046 $          125,342
Cash and equivalents - restricted                                          273,643            245,599
Accounts receivable, net                                                    49,107            132,859
Land, buildings and amenities, net                                      40,016,582         40,446,437
Other assets                                                             1,211,001          1,203,286
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        41,900,379 $       42,153,523
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and note payable                                     $        31,332,195 $       31,872,038
Accounts payable and accrued expenses                                      855,539            615,661
Accounts payable - affiliate                                               656,842            206,789
Security deposits                                                          240,420            239,429
Other liabilities                                                          666,915            541,677
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                 33,751,911         33,475,594

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         8,148,468          8,677,929
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        41,900,379 $       42,153,523
                                                                ==================  =================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       40,518,631 $               100 $        40,518,731
Net loss - prior years                               (16,941,339)           (122,734)        (17,064,073)
Net loss - current year                                 (524,166)             (5,295)           (529,461)
Cash distributions declared to date                  (12,006,384)           (121,277)        (12,127,661)
Repurchase of limited partnership interests           (2,649,068)                 --          (2,649,068)
                                               -----------------  ------------------  ------------------

BALANCES ON MARCH 31, 2004                    $        8,397,674 $          (249,206)$         8,148,468
                                               =================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
REVENUES
Rental income                                                  $         2,614,272 $        2,746,187
Tenant reimbursements                                                          387              1,880
                                                                ------------------  -----------------

     TOTAL REVENUES                                                      2,614,659          2,748,067
                                                                ------------------  -----------------

EXPENSES
Operating expenses                                                         767,966            677,090
Operating expenses - affiliated                                            413,136            390,800
Management fees                                                            132,721            141,838
Real estate taxes                                                          125,788            224,145
Professional and administrative expenses                                   339,749            210,212
Professional and administrative expenses - affiliated                       98,920             94,892
Depreciation and amortization                                              662,767            647,779
                                                                ------------------  -----------------

     TOTAL OPERATING EXPENSES                                            2,541,047          2,386,756
                                                                ------------------  -----------------

OPERATING INCOME                                                            73,612            361,311

Interest and other income                                                    2,326              7,629
Interest expense                                                          (599,880)          (635,720)
Loss on disposal of assets                                                    (103)            (8,195)
                                                                ------------------  -----------------

Loss before minority interest                                             (524,045)          (274,975)
Minority interest income                                                     5,416              8,743
                                                                ------------------  -----------------

Net loss                                                       $          (529,461)$         (283,718)
                                                                ==================  =================

Net loss allocated to the limited partners                     $          (524,166)$         (280,881)
                                                                ==================  =================

Net loss per limited partnership interest                      $           (13.48) $           (7.22)
                                                                ==================  =================

Weighted average number of limited partnership interests                    38,889             38,889
                                                                ==================  =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (529,461)$           (283,718)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                                  103                8,195
    Depreciation and amortization                                           676,244              660,726
    Minority interest income                                                  5,416                8,743
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (28,044)             (44,327)
      Accounts receivable                                                    83,752               (5,333)
      Other assets                                                          (12,128)              (4,825)
      Accounts payable                                                      689,931              210,705
      Security deposits                                                         991                4,950
      Other liabilities                                                     125,238              207,467
                                                                  -----------------    -----------------

     Net cash provided by operating activities                            1,012,042              762,583
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (233,015)            (142,549)
Investment in joint ventures by minority partners, net                      (14,480)             (15,038)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (247,495)            (157,587)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and note payable                           (539,843)            (516,441)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (539,843)            (516,441)
                                                                  -----------------    -----------------

     Net increase in cash and equivalents                                   224,704               88,555

CASH AND EQUIVALENTS, beginning of period                                   125,342            1,058,814
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            350,046 $          1,147,369
                                                                  =================    =================

Interest paid on a cash basis                                  $            596,385 $            627,164
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties VI’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VI or its interests in its properties and joint ventures.

Note 1 — Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Other assets include minority interest in our joint venture properties totaling approximately $722,000 and $713,000 as of March 31, 2004 and December 31, 2003, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partners’ historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

Minority Interest

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position No. FAS 150-3 was issued, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions of SFAS 150.

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of March 31, 2004, the estimated settlement value of these noncontrolling interests is approximately $548,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering the properties been prepaid on March 31, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

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

Note 4 — Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2004, approximately $327,000 of our overnight investment was included in cash and equivalents.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. There were no impairment losses during any of the periods presented.

Note 7 — Mortgages and Note Payable

Mortgages and note payable consist of the following:

                                                                         March 31,         December 31,
                                                                           2004                2003
                                                                     -----------------  ------------------
Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.74%, due October 15, 2012,
secured by certain land, buildings and amenities.                   $       10,908,984 $        11,004,713

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.32%, due October 15, 2012,
secured by certain land, buildings and amenities.                            5,946,398           6,070,365

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.57%, due May 15, 2009,
secured by certain land, buildings and amenities.                            5,819,990           6,044,431

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.                            2,968,538           2,988,656

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land and building.                                        2,002,959           2,043,356

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 6.93%, due December 5, 2012,
secured by certain land, buildings and amenities.                            1,950,020           1,958,280

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                            1,335,306           1,362,237

Note payable to a bank, bearing interest at the Prime Rate,
payable in monthly installments, due October 1, 2004.
On March 31, 2004, the interest rate was 4.0%.                                 400,000             400,000
                                                                     -----------------  ------------------

                                                                    $       31,332,195 $        31,872,038
                                                                     =================  ==================

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

As of March 31, 2004, the fair value of long-term debt is approximately $32,344,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

Note 8 — Accounts Payable — Affiliate

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

Note 9 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The monthly fees are equal to 5% of the gross revenues from our apartment communities and 6% of the gross revenues from our commercial property. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Three Months Ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $            132,721 $            141,838
                                                                -------------------  -------------------

Property management                                                         261,601              269,458
Leasing                                                                      36,060               42,270
Administrative - operating                                                  110,267               76,629
Other                                                                         5,208                2,443
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  413,136              390,800
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                        98,920               94,892
                                                                -------------------  -------------------

Repair and maintenance fees                                                  12,197                7,089
Leasing commissions                                                           4,538                  926
                                                                -------------------  -------------------

     Total related party transactions capitalized                            16,735                8,015
                                                                -------------------  -------------------

Total related party transactions                               $            661,512 $            635,545
                                                                ===================  ===================

During the three months ended March 31, 2004 and 2003, we were charged $7,006 and $7,411, respectively, for property maintenance fees from an affiliate of NTS Development Company.

Note 10 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

As of March 31, 2004, we had a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $411,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 (see Note 7 “Mortgages and Note Payable” for further discussion on our loans) and cash reserves. Through March 31, 2004, approximately $332,000 of the tenant finish cost has been incurred.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit and is vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”).

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth in writing the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. The Motion is currently pending before the court.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

For the three months ended March 31, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $61,000 and $41,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $227,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

Note 11 — Segment Reporting

Our reportable operating segments include Apartment Community and Commercial Real Estate Operations. The apartment community operations represent our ownership and operating results relative to the apartment complexes known as Willow Lake, Park Place Phase I, Park Place Phase III, Sabal Park and Golf Brook. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Plainview Point Office Center Phase III.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluated performance based on stand-alone operating segment net income. Professional and administrative expenses, interest and other income, depreciation, interest expense and minority interest income recorded at the Partnership level have not been allocated to the segments.

                                                           Three Months Ended March 31, 2004
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        2,476,683 $           137,589 $         2,614,272
Tenant reimbursements                                         --                 387                 387
                                               -----------------  ------------------  ------------------

     Total revenues                                    2,476,683             137,976           2,614,659
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           1,103,418              77,684           1,181,102
Management fees                                          124,345               8,376             132,721
Real estate taxes                                        104,135              21,653             125,788
Depreciation and amortization                            586,378              54,022             640,400
                                               -----------------  ------------------  ------------------

     Total operating expenses                          1,918,276             161,735           2,080,011
                                               -----------------  ------------------  ------------------

Operating income (loss)                                  558,407             (23,759)            534,648

Interest and other income                                    457                 150                 607
Interest expense                                        (206,146)                 --            (206,146)
Loss on disposal of assets                                  (103)                 --                (103)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $          352,615 $           (23,609)$           329,006
                                               =================  ==================  ==================

                                                           Three Months Ended March 31, 2003
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        2,617,724 $           128,463 $         2,746,187
Tenant reimbursements                                         --               1,880               1,880
                                               -----------------  ------------------  ------------------

     Total revenues                                    2,617,724             130,343           2,748,067
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                             992,122              75,768           1,067,890
Management fees                                          133,600               8,238             141,838
Real estate taxes                                        217,635               6,510             224,145
Depreciation and amortization                            578,281              47,131             625,412
                                               -----------------  ------------------  ------------------

     Total operating expenses                          1,921,638             137,647           2,059,285
                                               -----------------  ------------------  ------------------

Operating income (loss)                                  696,086              (7,304)            688,782

Interest and other income                                  4,940                 112               5,052
Interest expense                                        (220,493)                 --            (220,493)
Loss on disposal of assets                                (8,195)                 --              (8,195)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $          472,338 $            (7,192)$           465,146
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                            March 31,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            640,400 $            625,412
Depreciation and amortization for Partnership                             22,367               22,367
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            662,767 $            647,779
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $                607 $              5,052
Interest and other income for Partnership                                  1,719                2,577
                                                             -------------------  -------------------

     Total interest and other income                        $              2,326 $              7,629
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $           (206,146)$           (220,493)
Interest expense for Partnership                                        (393,734)            (415,227)
                                                             -------------------  -------------------

     Total interest expense                                 $           (599,880)$           (635,720)
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $            329,006 $            465,146
Less minority interest for Partnership                                     5,416                8,743
Plus net loss for Partnership (1)                                       (853,051)            (740,121)
                                                             -------------------  -------------------

     Total net loss                                         $           (529,461)$           (283,718)
                                                             ===================  ===================
(1)

The Partnership’s net loss is primarily composed of professional and administrative costs born by the Partnership and also includes interest and other income, interest expense, depreciation and minority interest recorded at the partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements in Item 1 and the cautionary statements below.

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

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” cash collected for rent exceeded rental income by approximately $400, for the three months ended March 31, 2004, and rental income exceeded cash collected for rent by approximately $100 for the three months ended March 31, 2003. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 5-30 years, land improvements have estimated useful lives of between 5-30 years, and amenities have estimated useful lives between 5-30 years.

Minority Interest

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position No. FAS 150-3 was issued, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions of SFAS 150.

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of March 31, 2004, the estimated settlement value of these noncontrolling interests is approximately $548,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering the properties been prepaid on March 31, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended March 31, 2004
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      2,476,683 $         137,976 $             -- $       2,614,659
Operating expenses and operating
  expenses - affiliated                              1,103,418            77,684               --         1,181,102
Depreciation and amortization                          586,378            54,022           22,367           662,767
Interest expense                                       206,146                --          393,734           599,880
Net income (loss)                                      352,615           (23,609)        (858,467)         (529,461)

                                                          Three Months Ended March 31, 2003
                                            -----------------------------------------------------------------------
                                                 Residential       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      2,617,724 $         130,343 $             -- $       2,748,067
Operating expenses and operating
  expenses - affiliated                                992,122            75,768               --         1,067,890
Depreciation and amortization                          578,281            47,131           22,367           647,779
Interest expense                                       220,493                --          415,227           635,720
Net income (loss)                                      472,338            (7,192)        (748,864)         (283,718)

During the three months ended March 31, 2004, our operating results have been negatively impacted by the expenses related to our ongoing litigation filed by limited partners. Residential net revenues have decreased due to a decrease in average rent per unit. Commercial net revenues have increased slightly as a result of higher average occupancy. Operating expense and operating expenses — affiliated have increased primarily due to increased repairs and maintenance costs. Depreciation and interest expense have remained fairly constant.

Rental income and tenant reimbursements generated by our properties and joint ventures for the three months ended March 31, 2004 and 2003 were as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
Wholly-Owned Properties
Sabal Park Apartments                                          $           479,666 $          493,927
Park Place Apartments Phase I                                  $           397,442 $          430,869
Willow Lake Apartments                                         $           504,418 $          561,482
Park Place Apartments Phase III                                $           378,374 $          387,554

Joint Venture Properties
(Ownership % on March 31, 2004)
Golf Brook Apartments (96.03%)                                 $           716,783 $          743,892
Plainview Point Office Center Phase III (95.04%)               $           137,976 $          130,343

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where we expect there will be a protracted period extending beyond 2004 for the property to become fully leased again.

The occupancy levels at our properties and joint ventures as of March 31, 2004 and 2003 were as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                               -----------------------------------------
                                                                      2004                   2003
                                                               ------------------     ------------------
Wholly-Owned Properties
Sabal Park Apartments                                                 93%                    95%
Park Place Apartments Phase I                                         78%                    81%
Willow Lake Apartments                                                86%                    85%
Park Place Apartments Phase III                                       91%                    95%

Joint Venture Properties
(Ownership % on March 31, 2004)
Golf Brook Apartments (96.03%)                                        92%                    90%
Plainview Point Office Center Phase III (95.04%)                      55%                    49%

We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where we expect there will be a protracted period extending beyond 2004 for the property to become fully leased again.

The average occupancy levels at our properties and joint ventures for the three months ended March 31, 2004 and 2003 were as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                               -----------------------------------------
                                                                      2004                   2003
                                                               ------------------     ------------------
Wholly-Owned Properties
Sabal Park Apartments                                                 94%                    96%
Park Place Apartments Phase I                                         79%                    84%
Willow Lake Apartments                                                84%                    85%
Park Place Apartments Phase III                                       92%                    95%

Joint Venture Properties
(Ownership % on March 31, 2004)
Golf Brook Apartments (96.03%)                                        91%                    92%
Plainview Point Office Center Phase III (95.04%)                      55%                    49%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where we expect there will be a protracted period extending beyond 2004 for the property to become fully leased again.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ending March 31, 2004 and 2003.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended March 31, 2004 and 2003 were approximately $2,615,000 and $2,748,000, respectively. The decrease of approximately $133,000, or 5%, was primarily the result of a decrease in average income per unit at Willow Lake Apartments, Golf Brook Apartments, Park Place Apartments Phase I and Sabal Park Apartments. The decrease was also the result of decreased average occupancy at all of the apartment communities partially offset by increased average occupancy at Plainview Point Office Center Phase III.

Operating Expenses and Operating Expenses – Affiliated

Operating expenses for the three months ended March 31, 2004 and 2003 were approximately $768,000 and $677,000, respectively. The increase of approximately $91,000, or 13%, was primarily the result of 1) increased repairs and maintenance costs at Sabal Park Apartments, Willow Lake Apartments and Golf Brook Apartments, 2) increased tax consulting costs at Willow Lake Apartments, 3) increased bad debts at Golf Brook Apartments and 4) increased insurance costs at Sabal Park Apartments and Golf Brook Apartments.

Our operating expenses – affiliated did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Real Estate Taxes

Real estate taxes for the three months ended March 31, 2004 and 2003 were approximately $126,000 and $224,000, respectively. The decrease of approximately $98,000, or 44%, was primarily due to the decreased tax assessments at Willow Lake Apartments and Park Place Apartments Phase I. The decrease was partially offset by additional Plainview Point Office Center Phase III property tax that was contested in 2003, but overruled in 2004 and the increased tax assessment at Plainview Point Office Center Phase III.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Professional and administrative expenses for the three months ended March 31, 2004 and 2003 were approximately $340,000 and $210,000, respectively. The increase of approximately $130,000, or 62%, was primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See Item 1- Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses – affiliated did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expenses did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2004 and 2003.

Cash flows provided by (used in):

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $           1,012,042 $              762,583
Investing activities                                                        (247,495)              (157,587)
Financing activities                                                        (539,843)              (516,441)
                                                                  ------------------    -------------------

     Net increase in cash and equivalents                      $             224,704 $               88,555
                                                                  ==================    ===================

Net cash provided by operating activities increased from approximately $763,000 for the three months ended March 31, 2003 to approximately $1,012,000 for the three months ended March 31, 2004. The increase was primarily driven by the change in accounts payable which was partially offset by the increased net loss. The increased accounts payable includes amounts due for professional services related to our litigation filed by limited partners and our proposed merger, which also affected our net loss.

Net cash used in investing activities increased from approximately $158,000 for the three months ended March 31, 2003 to approximately $247,000 for the three months ended March 31, 2004. The increase in net cash used was primarily due to increased additions to land, buildings and amenities primarily at Plainview Point Office Center Phase III.

Net cash used in financing activities increased from approximately $516,000 for the three months ended March 31, 2003 to approximately $540,000 for the three months ended March 31, 2004. The increase was primarily the result of increased principal payments made in 2004.

Due to the fact that no distributions were made during the three months ended March 31, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

The primary source of future liquidity is expected to be cash from operations. It is anticipated that the cash flow from operations will be sufficient to meet our day to day working capital needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $350,046 on March 31, 2004.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of March 31, 2004, five buildings at Willow Lake Apartments have had roofs replaced while no roofs have been replaced at Park Place Apartments Phase I. The total cost of replacing all of the remaining roofs is estimated to be $880,000 ($20,000 per building). There are three roof replacements scheduled to be completed in 2004 at Willow Lake Apartments.

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2004 for the property to become fully leased again. As of March 31, 2004, we have a commitment from a tenant to lease approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $411,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 and cash reserves. Through March 31, 2004, approximately $332,000 of the tenant finish cost has been incurred. It is estimated that an additional $54,000 will be needed for tenant finish costs in order to return the building to full occupancy.

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

We had no other material commitments for renovations or capital expenditures as of March 31, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $227,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of a note payable of $400,000 that bears interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate note. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,343,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in our internal controls over financial reporting during the first quarter of 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties VI,
a Maryland limited partnership.

3a	First Amendment to Amended and Restated	**
Agreement of Limited Partnership of
NTS-Properties VI, a Maryland limited partnership.

10	Property Management Agreement and Construction	*
Agreement between NTS Development Company and
NTS-Properties VI, a Maryland limited partnership.

14	Code of Ethics	***

31.1	Certification of Chief Executive Officer Pursuant to	****
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	****
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	****
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	****
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985 (effective June 25, 1985) under Commission File No. 2-96583.

**	Incorporated by reference from Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-14695.

***	See www.ntsdevelopment.com for our code of ethics.

****	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on February 6, 2004, to announce that NTS Realty Holdings Limited Partnership filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission on February 4, 2004.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

We filed a Form 8-K on March 3, 2004, to inform investors of an offer by CMG Partners, LLC to purchase their interests in NTS-Properties VI for $315 per interest in cash. We also reminded the investors that by the order of the Superior Court of the State of California, they are not permitted to dispose of their limited partner interests.

We filed a Form 8-K on May 10, 2004, to announce the final approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES VI, A MARYLAND LIMITED PARTNERSHIP

By:	NTS-Properties Associates VI,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: May 13, 2004