Form 10-Q
period 2004-06-30
NTS PROPERTIES VI
filed 2004-08-16
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	4

	Consolidated Statement of Partners' Equity as of June 30, 2004	4

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II — OTHER INFORMATION

Items 1 - 6	32-33

Signatures	34

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

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                      As of               As of
                                                                     June 30,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           371,697 $          125,342
Cash and equivalents - restricted                                          332,619            245,599
Accounts receivable, net                                                    73,660            132,859
Land, buildings and amenities, net                                      39,581,225         40,446,437
Other assets                                                             1,202,802          1,203,286
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        41,562,003 $       42,153,523
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                    $        30,805,726 $       31,872,038
Accounts payable and accrued expenses                                      762,707            615,661
Accounts payable - affiliate                                             1,104,202            206,789
Security deposits                                                          250,005            239,429
Other liabilities                                                          759,174            541,677
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                 33,681,814         33,475,594

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         7,880,189          8,677,929
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        41,562,003 $       42,153,523
                                                                ==================  =================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       40,518,631 $               100 $        40,518,731
Net loss - prior years                               (16,941,339)           (122,734)        (17,064,073)
Net loss - current year                                 (789,763)             (7,977)           (797,740)
Cash distributions declared to date                  (12,006,384)           (121,277)        (12,127,661)
Repurchase of limited partnership interests           (2,649,068)                 --          (2,649,068)
                                               -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2004                     $        8,132,077 $          (251,888)$         7,880,189
                                               =================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $     2,656,678 $    2,710,814 $    5,270,950 $     5,457,001
Tenant reimbursements                                             408            255            795           2,135
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                         2,657,086      2,711,069      5,271,745       5,459,136
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                            748,959        819,531      1,516,922       1,496,620
Operating expenses - affiliated                               384,241        390,711        797,377         781,511
Management fees                                               134,196        135,578        266,917         277,415
Real estate taxes                                              97,253        393,210        223,041         617,355
Professional and administrative expenses                      190,656        219,322        530,406         429,535
Professional and administrative expenses - affiliated         110,918        107,778        209,838         202,670
Depreciation and amortization                                 663,889        653,824      1,326,656       1,301,603
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                               2,330,112      2,719,954      4,871,157       5,106,709
                                                       --------------  -------------  -------------  --------------

OPERATING INCOME (LOSS)                                       326,974         (8,885)       400,588         352,427

Interest and other income                                      12,885          5,095         15,211          12,723
Interest expense                                             (595,587)      (621,159)    (1,195,468)     (1,256,879)
Loss on disposal of assets                                     (4,358)       (95,311)        (4,462)       (103,506)
                                                       --------------  -------------  -------------  --------------

Loss before minority interest                                (260,086)      (720,260)      (784,131)       (995,235)
Minority interest income                                        8,193          6,336         13,609          15,079
                                                       --------------  -------------  -------------  --------------

Net loss                                              $      (268,279)$     (726,596)$     (797,740)$    (1,010,314)
                                                       ==============  =============  =============  ==============

Net loss allocated to the limited partners            $      (265,596)$     (719,330)$     (789,763)$    (1,000,211)
                                                       ==============  =============  =============  ==============

Net loss per limited partnership interest             $         (6.83)$       (18.50)$       (20.31)$        (25.72)
                                                       ==============  =============  =============  ==============

Weighted average number of limited partnership
interests                                                      38,889         38,889         38,889          38,889
                                                       ==============  =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (797,740)$         (1,010,314)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                                4,462              103,506
    Depreciation and amortization                                         1,354,325            1,327,499
    Minority interest income                                                 13,609               15,079
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (87,020)            (101,056)
      Accounts receivable                                                    59,199               (3,581)
      Other assets                                                           (8,144)              13,489
      Accounts payable and accrued expenses                               1,044,459              264,498
      Security deposits                                                      10,576                7,050
      Other liabilities                                                     217,497              418,493
                                                                  -----------------    -----------------

     Net cash provided by operating activities                            1,811,223            1,034,663
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (465,906)            (377,053)
Investment in joint ventures by minority partners, net                      (32,650)             (29,068)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (498,556)            (406,121)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                                   19,216                   --
Principal payments on mortgages and notes payable                        (1,085,528)          (1,021,074)
                                                                  -----------------    -----------------

     Net cash used in financing activities                               (1,066,312)          (1,021,074)
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                        246,355             (392,532)

CASH AND EQUIVALENTS, beginning of period                                   125,342            1,058,814
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            371,697 $            666,282
                                                                  =================    =================

Interest paid on a cash basis                                  $          1,174,316 $          1,254,715
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties VI’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VI or its interests in its properties and joint ventures.

Note 1 — Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Other assets include minority interest in our joint venture properties totaling approximately $732,000 and $713,000 as of June 30, 2004 and December 31, 2003, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partners’ historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2004, the estimated settlement value of these noncontrolling interests is approximately $552,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering the properties been prepaid on June 30, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

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

Note 4 — Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2004, approximately $168,000 of our overnight investment was included in cash and equivalents.

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

Note 7 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                         June 30,          December 31,
                                                                           2004                2003
                                                                     -----------------  ------------------
Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.74%, due October 15, 2012, secured
by certain land, buildings and amenities.                           $       10,813,563 $        11,004,713

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.32%, due October 15, 2012, secured
by certain land, buildings and amenities.                                    5,821,259           6,070,365

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.57%, due May 15, 2009, secured by
certain land, buildings and amenities.                                       5,592,388           6,044,431

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.                            2,947,996           2,988,656

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land and building.                                        1,961,812           2,043,356

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 6.93%, due December 5, 2012,
secured by certain land, buildings and amenities.                            1,941,617           1,958,280

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                            1,307,875           1,362,237

Note payable to a bank, bearing interest at the Prime Rate, payable in monthly installments, due October 1, 2004.  On June 30, 2004, the
interest rate was 4.00%.                                                       400,000             400,000

Note payable to a finance company, payable in monthly installments,
bearing interest at 8.50%, due July 15, 2006.                                   19,216                  --
                                                                     -----------------  ------------------

                                                                    $       30,805,726 $        31,872,038
                                                                     =================  ==================

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

As of June 30, 2004, the fair value of long-term debt is approximately $31,861,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

On May 24, 2004, we obtained a note payable from a finance company in the amount of $19,216. The note bears interest at 8.5% and the maturity date is July 15, 2006. The note was obtained to purchase four maintenance golf carts, two for Golf Brook Apartments and two for Sabal Park Apartments.

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $            266,917 $            277,415
                                                                -------------------  -------------------

Property management                                                         522,446              533,440
Leasing                                                                      68,711               86,071
Administrative - operating                                                  195,600              155,602
Other                                                                        10,620                6,398
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  797,377              781,511
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                       209,838              202,670
                                                                -------------------  -------------------

Repair and maintenance fees                                                  22,556               18,334
Leasing commissions                                                           4,538               12,069
                                                                -------------------  -------------------

     Total related party transactions capitalized                            27,094               30,403
                                                                -------------------  -------------------

Total related party transactions                               $          1,301,226 $          1,291,999
                                                                ===================  ===================

During the six months ended June 30, 2004 and 2003, we were charged $14,013 and $14,822, respectively, for property maintenance fees from an affiliate of NTS Development Company.

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

On April 16, 2004, a tenant leased approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $411,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 (see Note 7 “Mortgages and Note Payable” for further discussion on our loans) and cash reserves. Through June 30, 2004, approximately $401,000 of the tenant finish cost has been incurred.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties

VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”). NTS Development Company agreed to pay the Partnerships $1,500,000 on the closing date of the merger. We expect to receive $723,000 of this payment.

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

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

For the six months ended June 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $137,000 and $158,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our consolidated financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $313,000 and $85,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

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

                                                           Three Months Ended June 30, 2004
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        2,474,184 $           182,494 $         2,656,678
Tenant reimbursements                                         --                 408                 408
                                               -----------------  ------------------  ------------------

     Total revenues                                    2,474,184             182,902           2,657,086
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           1,045,216              87,984           1,133,200
Management fees                                          125,714               8,482             134,196
Real estate taxes                                         85,703              11,550              97,253
Depreciation and amortization                            587,298              54,225             641,523
                                               -----------------  ------------------  ------------------

     Total operating expenses                          1,843,931             162,241           2,006,172
                                               -----------------  ------------------  ------------------

Operating income                                         630,253              20,661             650,914

Interest and other income                                 11,232                 115              11,347
Interest expense                                        (204,841)                 --            (204,841)
Loss on disposal of assets                                (2,452)             (1,906)             (4,358)
                                               -----------------  ------------------  ------------------

Net income                                    $          434,192 $            18,870 $           453,062
                                               =================  ==================  ==================

                                                           Three Months Ended June 30, 2003
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        2,583,149 $           127,665 $         2,710,814
Tenant reimbursements                                         --                 255                 255
                                               -----------------  ------------------  ------------------

     Total revenues                                    2,583,149             127,920           2,711,069
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           1,131,469              78,773           1,210,242
Management fees                                          127,749               7,829             135,578
Real estate taxes                                        386,700               6,510             393,210
Depreciation and amortization                            578,503              52,955             631,458
                                               -----------------  ------------------  ------------------

     Total operating expenses                          2,224,421             146,067           2,370,488
                                               -----------------  ------------------  ------------------

Operating income (loss)                                  358,728             (18,147)            340,581

Interest and other income                                  3,184                 159               3,343
Interest expense                                        (215,710)                 --            (215,710)
Loss on disposal of assets                               (95,311)                 --             (95,311)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $           50,891 $           (17,988)$            32,903
                                               =================  ==================  ==================

                                                            Six Months Ended June 30, 2004
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        4,950,867 $           320,083 $         5,270,950
Tenant reimbursements                                         --                 795                 795
                                               -----------------  ------------------  ------------------

     Total revenues                                    4,950,867             320,878           5,271,745
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           2,148,630             165,669           2,314,299
Management fees                                          250,059              16,858             266,917
Real estate taxes                                        189,838              33,203             223,041
Depreciation and amortization                          1,173,676             108,247           1,281,923
                                               -----------------  ------------------  ------------------

     Total operating expenses                          3,762,203             323,977           4,086,180
                                               -----------------  ------------------  ------------------

Operating income (loss)                                1,188,664              (3,099)          1,185,565

Interest and other income                                 11,688                 266              11,954
Interest expense                                        (410,988)                 --            (410,988)
Loss on disposal of assets                                (2,556)             (1,906)             (4,462)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $          786,808 $            (4,739)$           782,069
                                               =================  ==================  ==================

                                                            Six Months Ended June 30, 2003
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        5,200,873 $           256,128 $         5,457,001
Tenant reimbursements                                         --               2,135               2,135
                                               -----------------  ------------------  ------------------

     Total revenues                                    5,200,873             258,263           5,459,136
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           2,123,592             154,539           2,278,131
Management fees                                          261,348              16,067             277,415
Real estate taxes                                        604,335              13,020             617,355
Depreciation and amortization                          1,156,783             100,087           1,256,870
                                               -----------------  ------------------  ------------------

     Total operating expenses                          4,146,058             283,713           4,429,771
                                               -----------------  ------------------  ------------------

Operating income (loss)                                1,054,815             (25,450)          1,029,365

Interest and other income                                  8,124                 271               8,395
Interest expense                                        (436,204)                 --            (436,204)
Loss on disposal of assets                              (103,506)                 --            (103,506)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $          523,229 $           (25,179)$           498,050
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and six months ended June 30, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                             June 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            641,523 $            631,458
Depreciation and amortization for Partnership                             22,366               22,366
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            663,889 $            653,824
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $             11,347 $              3,343
Interest and other income for Partnership                                  1,538                1,752
                                                             -------------------  -------------------

     Total interest and other income                        $             12,885 $              5,095
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $           (204,841)$           (215,710)
Interest expense for Partnership                                        (390,746)            (405,449)
                                                             -------------------  -------------------

     Total interest expense                                 $           (595,587)$           (621,159)
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $            453,062 $             32,903
Less minority interest for Partnership                                     8,193                6,336
Plus net loss for Partnership (1)                                       (713,148)            (753,163)
                                                             -------------------  -------------------

     Total net loss                                         $           (268,279)$           (726,596)
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

                                                                         Six Months Ended
                                                                             June 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $          1,281,923 $          1,256,870
Depreciation and amortization for Partnership                             44,733               44,733
                                                             -------------------  -------------------

     Total depreciation and amortization                    $          1,326,656 $          1,301,603
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $             11,954 $              8,395
Interest and other income for Partnership                                  3,257                4,328
                                                             -------------------  -------------------

     Total interest and other income                        $             15,211 $             12,723
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $           (410,988)$           (436,204)
Interest expense for Partnership                                        (784,480)            (820,675)
                                                             -------------------  -------------------

     Total interest expense                                 $         (1,195,468)$         (1,256,879)
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $            782,069 $            498,050
Less minority interest for Partnership                                    13,609               15,079
Plus net loss for Partnership (1)                                     (1,566,200)          (1,493,285)
                                                             -------------------  -------------------

     Total net loss                                         $           (797,740)$         (1,010,314)
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

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” cash collected for rent exceeded rental income by approximately $8,000, for the six months ended June 30, 2004, and rental income exceeded cash collected for rent by approximately $100 for the six months ended June 30, 2003. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2004, the estimated settlement value of these noncontrolling interests is approximately $552,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering the properties been prepaid on June 30, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Results of Operations

The following tables include our selected summarized operating data for the three and six months ended June 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                               Three Months Ended June 30, 2004
                                              ----------------------------------------------------------------------
                                                  Apartment
                                                 Communities       Commercial       Partnership            Total
                                              ----------------------------------------------------------------------
Net revenues                                  $    2,474,184   $      182,902    $           --     $     2,657,086
Operating expenses and operating
  expenses - affiliated                            1,045,216           87,984                --           1,133,200
Depreciation and amortization                        587,298           54,225            22,366             663,889
Interest expense                                     204,841               --           390,746             595,587
Net income (loss)                                    434,192           18,870          (721,341)           (268,279)

                                                               Three Months Ended June 30, 2003
                                              ----------------------------------------------------------------------
                                                  Apartment
                                                 Communities       Commercial       Partnership            Total
                                              ----------------------------------------------------------------------
Net revenues                                  $    2,583,149   $      127,920    $           --     $     2,711,069
Operating expenses and operating
  expenses - affiliated                            1,131,469           78,773                --           1,210,242
Depreciation and amortization                        578,503           52,955            22,366             653,824
Interest expense                                     215,710               --           405,449             621,159
Net income (loss)                                     50,891          (17,988)         (759,499)           (726,596)

                                                                Six Months Ended June 30, 2004
                                              ----------------------------------------------------------------------
                                                  Apartment
                                                 Communities       Commercial       Partnership            Total
                                              ----------------------------------------------------------------------
Net revenues                                  $    4,950,867   $      320,878    $           --     $     5,271,745
Operating expenses and operating
  expenses - affiliated                            2,148,630          165,669                --           2,314,299
Depreciation and amortization                      1,173,676          108,247            44,733           1,326,656
Interest expense                                     410,988               --           784,480           1,195,468
Net income (loss)                                    786,808           (4,739)       (1,579,809)           (797,740)

                                                                Six Months Ended June 30, 2003
                                              ----------------------------------------------------------------------
                                                  Apartment
                                                 Communities       Commercial       Partnership            Total
                                              ----------------------------------------------------------------------
Net revenues                                  $    5,200,873   $      258,263    $           --     $     5,459,136
Operating expenses and operating
  expenses - affiliated                            2,123,592          154,539                --           2,278,131
Depreciation and amortization                      1,156,783          100,087            44,733           1,301,603
Interest expense                                     436,204               --           820,675           1,256,879
Net income (loss)                                    523,229          (25,179)       (1,508,364)         (1,010,314)

During the six months ended June 30, 2004, our operating results have been negatively impacted by the expenses related to our proposed merger. Residential net revenues have decreased due to a decrease in average rent per unit. Commercial net revenues have increased slightly as a result of higher average occupancy. Operating expense and operating expenses — affiliated have not changed significantly. Real estate taxes have decreased due to decreased tax assessments at Willow Lake Apartments and Park Place Apartments Phase I, which were partially offset by an increased tax assessment at Plainview Point Office Center Phase III and by additional Plainview Point Office Center Phase III property tax that was contested in 2003, but overruled in 2004. Depreciation and interest expense have remained fairly constant.

Rental income and tenant reimbursements generated by our properties and joint ventures for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Properties
Sabal Park Apartments                                 $       471,669 $      492,594 $      951,336 $       986,521
Park Place Apartments Phase I                                 391,558        423,627        788,999         854,496
Willow Lake Apartments                                        525,882        573,342      1,030,300       1,134,824
Park Place Apartments Phase III                               374,878        376,704        753,252         764,258

Joint Venture Properties
(Ownership % on June 30, 2004)
Golf Brook Apartments (96.03%)                        $       710,197 $      716,882 $    1,426,980 $     1,460,774
Plainview Point Office Center Phase III (95.04%)              182,902        127,920        320,878         258,263

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where we expect there will be a protracted period extending beyond 2004 for the property to become fully leased again.

The occupancy levels at our properties and joint ventures as of June 30, 2004 and 2003 were as follows:

                                                                               June 30,
                                                               -----------------------------------------
                                                                      2004                   2003
                                                               ------------------     ------------------
Wholly-Owned Properties
Sabal Park Apartments                                                 98%                    91%
Park Place Apartments Phase I                                         84%                    90%
Willow Lake Apartments                                                89%                    86%
Park Place Apartments Phase III                                       93%                    93%

Joint Venture Properties
(Ownership % on June 30, 2004)
Golf Brook Apartments (96.03%)                                        99%                    92%
Plainview Point Office Center Phase III (95.04%)                      78%                    48%

We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where we expect there will be a protracted period extending beyond 2004 for the property to become fully leased again.

The average occupancy levels at our properties and joint ventures for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                       -------------------------------     --------------------------------
                                                           2004              2003              2004               2003
                                                       -------------     -------------     -------------      -------------
Wholly-Owned Properties
Sabal Park Apartments                                       96%               94%               95%                95%
Park Place Apartments Phase I                               81%               89%               80%                87%
Willow Lake Apartments                                      87%               87%               86%                86%
Park Place Apartments Phase III                             90%               93%               91%                94%

Joint Venture Properties
(Ownership % on June 30, 2004)
Golf Brook Apartments (96.03%)                              96%               91%               93%                91%
Plainview Point Office Center Phase III (95.04%)            76%               49%               66%                49%

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ending June 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements did not change significantly between the three months ended June 30, 2004 and 2003. There are no offsetting material changes.

Rental income and tenant reimbursements were approximately $5,272,000 and $5,459,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease of $187,000, or 3%, is primarily the result of a decrease in average income per unit at Willow Lake Apartments, Sabal Park Apartments and Golf Brook Apartments and decreased average occupancy at Park Place Apartments Phase I. The decrease was partially offset by an increase in average occupancy at Plainview Point Office Center Phase III.

Operating Expenses and Operating Expenses – Affiliated

Operating expenses for the three months ended June 30, 2004 and 2003 were approximately $749,000 and $820,000, respectively. The decrease of $71,000, or 9%, is primarily due to a decrease in repairs and maintenance costs at Sabal Park Apartments and Park Place Apartments Phase I, a decrease in bad debt expense at Sabal Park Apartments and a decrease in exterior landscaping costs at Park Place Apartments Phase I and III for ice storm cleanup. The decrease is partially offset by an increase in insurance expense at Sabal Park Apartments and Golf Brook Apartments.

Operating expenses did not change significantly between the six months ended June 30, 2004 and 2003. There are no offsetting material changes.

Our operating expenses – affiliated did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Real Estate Taxes

Real estate taxes were approximately $97,000 and $223,000 for the three and six months ended June 30, 2004, as compared to approximately $393,000 and $617,000 for the three and six months ended June 30, 2003. The decrease of $296,000, or 75%, and $394,000, or 64%, for the three and six months ended June 30, 2004 is primarily due to decreased tax assessments at Willow Lake Apartments and Park Place Apartments Phase I. The decrease was partially offset by an increased tax assessment at Plainview Point Office Center Phase III. The decrease for the six months ended June 30, 2004 as compared to 2003 was also partially offset by additional Plainview Point Office Center Phase III property tax that was contested in 2003, but overruled in 2004.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Professional and administrative expenses were approximately $191,000 and $530,000 for the three and six months ended June 30, 2004, as compared to approximately $219,000 and $430,000 for the three and six months ended June 30, 2003. The decrease of $28,000, or 13%, for the three months ended June 30, 2004 is primarily the result of decreased legal and professional fees related to litigation filed by limited partners. The decrease is partially offset by increased costs in relation to our proposed merger. The increase of $100,000, or 23%, for the six months ended June 30, 2004 is primarily the result of increased costs in relation to our proposed merger. See Item 1 – Note 10 for information regarding our proposed merger.

Our professional and administrative expenses – affiliated did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expenses did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Loss on Disposal of Assets

Loss on disposal of assets was approximately $4,000 and $4,000 for the three and six months ended June 30, 2004, as compared to approximately $95,000 and $104,000 for the three and six months ended June 30, 2003. The decrease of $91,000, or 96%, and $100,000, or 96%, for the three and six months ended June 30, 2004 is primarily due to retirements made in 2003 at Willow Lake Apartments and at Sabal Park Apartments before the assets were fully depreciated.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2004 and 2003.

Cash flows provided by (used in):

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $           1,811,223 $            1,034,663
Investing activities                                                        (498,556)              (406,121)
Financing activities                                                      (1,066,312)            (1,021,074)
                                                                  ------------------    -------------------

     Net increase (decrease) in cash and equivalents           $             246,355 $             (392,532)
                                                                  ==================    ===================

Net cash provided by operating activities increased from approximately $1,035,000 for the six months ended June 30, 2003 to approximately $1,811,000 for the six months ended June 30, 2004. The increase was primarily driven by the change in accounts payable. The increased accounts payable includes amounts due for professional services related to our litigation filed by limited partners and our proposed merger.

Net cash used in investing activities increased from approximately $406,000 for the six months ended June 30, 2003 to approximately $499,000 for the six months ended June 30, 2004. The increase in net cash used was primarily due to increased additions to land, buildings and amenities primarily at Plainview Point Office Center Phase III.

Net cash used in financing activities increased from approximately $1,021,000 for the six months ended June 30, 2003 to approximately $1,066,000 for the six months ended June 30, 2004. The increase was primarily the result of increased principal payments made in 2004, partially offset by a note payable in the amount of $19,216 obtained during the second quarter of 2004 for the purchase of four golf carts. See Item 1 — Note 7 for information regarding our mortgages and notes payable.

Due to the fact that no distributions were made during the six months ended June 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

The primary source of future liquidity is expected to be cash from operations. It is anticipated that the cash flow from operations will be sufficient to meet our day to day working capital needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $371,697 on June 30, 2004.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2004, eight buildings at Willow Lake Apartments have had roofs replaced while no roofs have been replaced at Park Place Apartments Phase I. The total cost of replacing all of the remaining roofs is estimated to be $820,000 ($20,000 per building).

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant which occupied 16,895 square feet, or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy, there will likely be a protracted period extending beyond 2004 for the property to become fully leased again. On April 16, 2004, a tenant leased approximately 11,000 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $411,000. The tenant finish cost will be funded by loan proceeds from a note payable obtained October 1, 2003 and cash reserves. Through June 30, 2004, approximately $401,000 of the tenant finish cost has been incurred. It is estimated that an additional $54,000 will be needed for tenant finish costs in order to return the building to full occupancy.

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

We had no other material commitments for renovations or capital expenditures as of June 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $313,000 and $85,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of a note payable of $400,000 that bears interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate note. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,337,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in our internal controls over financial reporting during the six months ended June 30, 2004.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties VI, a Maryland limited partnership.	*

3a	First Amendment to Amended and Restated Agreement of Limited Partnership of NTS-Properties VI, a Maryland limited partnership.	**

10	Property Management Agreement and Construction Agreement between NTS Development Company and NTS-Properties VI, a Maryland limited partnership.	*

14	Code of Ethics.	***

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	****

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	****

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	****

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	****

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on March 22, 1985 (effective June 25, 1985) under Commission File No. 2-96583.

**	Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1987 under Commission File No. 0-14695.

***	See www.ntsdevelopment.com for our code of ethics.

****	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on June 24, 2004, to announce that NTS Realty Holdings Limited Partnership filed an amendment to Form S-4 with the Securities and Exchange Commission on June 18, 2004. The original Form S-4 was filed on February 4, 2004.

We filed a Form 8-K on August 13, 2004, to announce that NTS Realty Holdings Limited Partnership filed a second amendment to Form S-4 with the Securities and Exchange Commission on August 13, 2004. The original Form S-4 was filed on February 4, 2004.

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

Date: August 16, 2004