Form 10-Q
period 2004-09-30
NTS PROPERTIES VI
filed 2004-11-15
CIK 765232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	4

	Consolidated Statement of Partners' Equity as of September 30, 2004	4

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION

Items 1 - 6	34-36

Signatures	37

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

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

                                                                      As of               As of
                                                                  September 30,       December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           242,266 $          125,342
Cash and equivalents - restricted                                          375,021            245,599
Accounts receivable, net                                                    57,385            132,859
Land, buildings and amenities, net                                      38,978,599         40,446,437
Other assets                                                             1,168,069          1,203,286
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $        40,821,340 $       42,153,523
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgages and notes payable                                    $        30,248,106 $       31,872,038
Accounts payable and accrued expenses                                      893,778            615,661
Accounts payable - affiliate                                             1,102,521            206,789
Security deposits                                                          242,409            239,429
Other liabilities                                                          943,709            541,677
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                 33,430,523         33,475,594

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         7,390,817          8,677,929
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $        40,821,340 $       42,153,523
                                                                ==================  =================

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       40,518,631 $               100 $        40,518,731
Net loss - prior years                               (16,941,339)           (122,734)        (17,064,073)
Net loss - current year                               (1,274,241)            (12,871)         (1,287,112)
Cash distributions declared to date                  (12,006,384)           (121,277)        (12,127,661)
Repurchase of limited partnership interests           (2,649,068)                 --          (2,649,068)
                                               -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2004                $        7,647,599 $          (256,782)$         7,390,817
                                               =================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $     2,733,715 $    2,693,946 $    8,004,665 $     8,150,947
Tenant reimbursements                                             408            255          1,203           2,390
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                         2,734,123      2,694,201      8,005,868       8,153,337
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                            918,190        780,352      2,435,113       2,276,971
Operating expenses - affiliated                               399,414        371,770      1,196,791       1,153,281
Management fees                                               139,907        136,652        406,825         414,067
Real estate taxes                                             186,599        235,377        409,640         852,732
Professional and administrative expenses                      200,250        149,667        730,655         579,203
Professional and administrative expenses - affiliated         115,560         92,880        325,398         295,550
Depreciation and amortization                                 663,382        656,821      1,990,038       1,958,424
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                               2,623,302      2,423,519      7,494,460       7,530,228
                                                       --------------  -------------  -------------  --------------

OPERATING INCOME                                              110,821        270,682        511,408         623,109

Interest and other income                                       3,197          4,582         18,409          17,306
Interest expense                                             (589,287)      (631,524)    (1,784,755)     (1,888,403)
Loss on disposal of assets                                     (5,428)            --         (9,890)       (103,506)
                                                       --------------  -------------  -------------  --------------

Loss before minority interest                                (480,697)      (356,260)    (1,264,828)     (1,351,494)
Minority interest income                                        8,675          7,674         22,284          22,753
                                                       --------------  -------------  -------------  --------------

Net loss                                              $      (489,372)$     (363,934)$   (1,287,112)$    (1,374,247)
                                                       ==============  =============  =============  ==============

Net loss allocated to the limited partners            $      (484,478)$     (360,295)$   (1,274,241)$    (1,360,505)
                                                       ==============  =============  =============  ==============

Net loss per limited partnership interest             $        (12.46)$        (9.26)$       (32.77)$        (34.98)
                                                       ==============  =============  =============  ==============

Weighted average number of limited partnership
interests                                                      38,889         38,889         38,889          38,889
                                                       ==============  =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $         (1,287,112)$         (1,374,247)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Loss on disposal of assets                                                9,890              103,506
    Depreciation and amortization                                         2,032,523            1,997,315
    Minority interest income                                                 22,284               22,753
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                    (129,422)            (145,287)
      Accounts receivable                                                    75,474               (6,821)
      Other assets                                                           17,456              (70,271)
      Accounts payable and accrued expenses                               1,173,849              377,301
      Security deposits                                                       2,980                6,961
      Other liabilities                                                     402,032              678,789
                                                                  -----------------    -----------------

     Net cash provided by operating activities                            2,319,954            1,589,999
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                 (532,090)            (682,582)
Investment in joint ventures by minority partners, net                      (47,008)             (52,633)
                                                                  -----------------    -----------------

     Net cash used in investing activities                                 (579,098)            (735,215)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                                   19,216                   --
Principal payments on mortgages and notes payable                        (1,643,148)          (1,535,404)
                                                                  -----------------    -----------------

     Net cash used in financing activities                               (1,623,932)          (1,535,404)
                                                                  -----------------    -----------------

     Net increase (decrease) in cash and equivalents                        116,924             (680,620)

CASH AND EQUIVALENTS, beginning of period                                   125,342            1,058,814
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            242,266 $            378,194
                                                                  =================    =================

Interest paid on a cash basis                                  $          1,767,610 $          1,872,569
                                                                  =================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VI,
A MARYLAND LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS-Properties VI’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VI or its interests in its properties and joint ventures.

Note 1 — Consolidation Policy

The consolidated financial statements include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Other assets include minority interest in our joint venture properties totaling approximately $738,000 and $713,000 as of September 30, 2004 and December 31, 2003, respectively. These amounts have been derived primarily from distributions of the joint ventures in excess of the respective minority partners’ historical investment in the joint ventures used for financial reporting purposes. This amount will be realized upon the sale of the respective joint venture property or dissolution of the respective joint venture. The underlying assets of the joint ventures are assessed for asset impairment on a periodic basis.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2004, the estimated settlement value of these noncontrolling interests is approximately $555,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering the properties been prepaid on September 30, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

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

Note 4 — Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2004, approximately $165,000 of our overnight investment was included in cash and equivalents.

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

Note 7 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                       September 30,       December 31,
                                                                           2004                2003
                                                                     -----------------  ------------------
Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.74%, due October 15, 2012, secured
by certain land, buildings and amenities.                           $       10,716,252 $        11,004,713

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.32%, due October 15, 2012, secured
by certain land, buildings and amenities.                                    5,693,790           6,070,365

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.57%, due May 15, 2009, secured by
certain land, buildings and amenities.                                       5,360,405           6,044,431

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 8.375%, due December 1, 2010,
secured by certain land, buildings and amenities.                            2,927,021           2,988,656

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land and building.                                        1,919,901           2,043,356

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 6.93%, due December 5, 2012,
secured by certain land, buildings and amenities.                            1,933,067           1,958,280

Mortgage payable with an insurance company, payable in monthly installments, bearing interest at 7.38%, due December 5, 2012,
secured by certain land, buildings and amenities.                            1,279,934           1,362,237

Note payable to a bank, bearing interest at the bank's Prime Rate, payable monthly, due October 1, 2005.  On September 30, 2004, the
interest rate was 4.50%.                                                       400,000             400,000

Note payable to a finance company, payable in monthly installments,
bearing interest at 8.50%, due July 15, 2006.                                   17,736                  --
                                                                     -----------------  ------------------

                                                                    $       30,248,106 $        31,872,038
                                                                     =================  ==================

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

As of September 30, 2004, the fair value of long-term debt is approximately $31,975,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Nine Months Ended
                                                                             September 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $            406,825 $            414,067
                                                                -------------------  -------------------

Property management                                                         783,117              791,923
Leasing                                                                     104,174              122,351
Administrative - operating                                                  287,969              229,787
Other                                                                        21,531                9,220
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                1,196,791            1,153,281
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                       325,398              295,550
                                                                -------------------  -------------------

Repair and maintenance fees                                                  23,563               35,307
Leasing commissions                                                          10,990               12,878
                                                                -------------------  -------------------

     Total related party transactions capitalized                            34,553               48,185
                                                                -------------------  -------------------

Total related party transactions                               $          1,963,567 $          1,911,083
                                                                ===================  ===================

During the nine months ended September 30, 2004 and 2003, we were charged $23,709 and $22,232, respectively, for property maintenance fees from an affiliate of NTS Development Company.

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

On September 24, 2004, a tenant leased approximately 8,300 square feet of Plainview Point Office Center Phase III. The lease agreement calls for tenant finish, estimated to cost approximately $101,000. The tenant finish cost is expected to be funded by additional financing and cash reserves. Through September 30, 2004, approximately $7,000 of the tenant finish cost has been incurred.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued for the settlement of this action in our financial statements.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the

Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”). NTS Development Company agreed to pay the Partnerships $1,500,000 on the closing date of the merger. We expect to receive $723,500 of this payment.

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

Under an indemnification agreement with our general partner, we are responsible for the costs of defending any litigation. For the nine months ended September 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $174,000 and $217,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $469,000 and $110,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of the Partnerships with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of the Partnerships into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

                                                         Three Months Ended September 30, 2004
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        2,537,550 $           196,165 $         2,733,715
Tenant reimbursements                                         --                 408                 408
                                               -----------------  ------------------  ------------------

     Total revenues                                    2,537,550             196,573           2,734,123
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           1,224,549              93,055           1,317,604
Management fees                                          126,019              13,888             139,907
Real estate taxes                                        175,049              11,550             186,599
Depreciation and amortization                            589,219              53,740             642,959
                                               -----------------  ------------------  ------------------

     Total operating expenses                          2,114,836             172,233           2,287,069
                                               -----------------  ------------------  ------------------

Operating income                                         422,714              24,340             447,054

Interest and other income                                  2,025                  61               2,086
Interest expense                                        (410,904)                 (1)           (410,905)
Loss on disposal of assets                                (5,428)                 --              (5,428)
                                               -----------------  ------------------  ------------------

Net income                                    $            8,407 $            24,400 $            32,807
                                               =================  ==================  ==================

                                                         Three Months Ended September 30, 2003
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        2,569,027 $           124,919 $         2,693,946
Tenant reimbursements                                         --                 255                 255
                                               -----------------  ------------------  ------------------

     Total revenues                                    2,569,027             125,174           2,694,201
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           1,078,923              73,199           1,152,122
Management fees                                          129,067               7,585             136,652
Real estate taxes                                        228,867               6,510             235,377
Depreciation and amortization                            581,407              53,047             634,454
                                               -----------------  ------------------  ------------------

     Total operating expenses                          2,018,264             140,341           2,158,605
                                               -----------------  ------------------  ------------------

Operating income (loss)                                  550,763             (15,167)            535,596

Interest and other income                                  1,738                  96               1,834
Interest expense                                        (217,316)                 --            (217,316)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $          335,185 $           (15,071)$           320,114
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2004
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        7,488,417 $           516,248 $         8,004,665
Tenant reimbursements                                         --               1,203               1,203
                                               -----------------  ------------------  ------------------

     Total revenues                                    7,488,417             517,451           8,005,868
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           3,373,180             258,724           3,631,904
Management fees                                          376,079              30,746             406,825
Real estate taxes                                        364,887              44,753             409,640
Depreciation and amortization                          1,762,896             161,987           1,924,883
                                               -----------------  ------------------  ------------------

     Total operating expenses                          5,877,042             496,210           6,373,252
                                               -----------------  ------------------  ------------------

Operating income                                       1,611,375              21,241           1,632,616

Interest and other income                                 13,714                 327              14,041
Interest expense                                      (1,239,465)                 (1)         (1,239,466)
Loss on disposal of assets                                (7,984)             (1,906)             (9,890)
                                               -----------------  ------------------  ------------------

Net income                                    $          377,640 $            19,661 $           397,301
                                               =================  ==================  ==================

                                                         Nine Months Ended September 30, 2003
                                               ---------------------------------------------------------
                                                   Apartment
                                                  Communities         Commercial            Total
                                               -----------------  ------------------  ------------------
Rental income                                 $        7,769,900 $           381,047 $         8,150,947
Tenant reimbursements                                         --               2,390               2,390
                                               -----------------  ------------------  ------------------

     Total revenues                                    7,769,900             383,437           8,153,337
                                               -----------------  ------------------  ------------------

Operating expenses and operating expenses -
  affiliated                                           3,202,512             227,740           3,430,252
Management fees                                          390,415              23,652             414,067
Real estate taxes                                        833,202              19,530             852,732
Depreciation and amortization                          1,738,190             153,134           1,891,324
                                               -----------------  ------------------  ------------------

     Total operating expenses                          6,164,319             424,056           6,588,375
                                               -----------------  ------------------  ------------------

Operating income (loss)                                1,605,581             (40,619)          1,564,962

Interest and other income                                  9,861                 368              10,229
Interest expense                                        (653,520)                 --            (653,520)
Loss on disposal of assets                              (103,506)                 --            (103,506)
                                               -----------------  ------------------  ------------------

Net income (loss)                             $          858,416 $           (40,251)$           818,165
                                               =================  ==================  ==================

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                                        Three Months Ended
                                                                          September 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $            642,959 $            634,454
Depreciation and amortization for Partnership                             20,423               22,367
                                                             -------------------  -------------------

     Total depreciation and amortization                    $            663,382 $            656,821
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $              2,086 $              1,834
Interest and other income for Partnership                                  1,111                2,748
                                                             -------------------  -------------------

     Total interest and other income                        $              3,197 $              4,582
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $           (410,905)$           (217,316)
Interest expense for Partnership                                        (178,382)            (414,208)
                                                             -------------------  -------------------

     Total interest expense                                 $           (589,287)$           (631,524)
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $             32,807 $            320,114
Less minority interest for Partnership                                     8,675                7,674
Plus net loss for Partnership (1)                                       (513,504)            (676,374)
                                                             -------------------  -------------------

     Total net loss                                         $           (489,372)$           (363,934)
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

                                                                        Nine Months Ended
                                                                          September 30,
                                                             ----------------------------------------
                                                                    2004                 2003
                                                             -------------------  -------------------
DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for reportable segments $          1,924,883 $          1,891,324
Depreciation and amortization for Partnership                             65,155               67,100
                                                             -------------------  -------------------

     Total depreciation and amortization                    $          1,990,038 $          1,958,424
                                                             ===================  ===================

INTEREST AND OTHER INCOME
Total interest and other income for reportable segments     $             14,041 $             10,229
Interest and other income for Partnership                                  4,368                7,077
                                                             -------------------  -------------------

     Total interest and other income                        $             18,409 $             17,306
                                                             ===================  ===================

INTEREST EXPENSE
Total interest expense for reportable segments              $         (1,239,466)$           (653,520)
Interest expense for Partnership                                        (545,289)          (1,234,883)
                                                             -------------------  -------------------

     Total interest expense                                 $         (1,784,755)$         (1,888,403)
                                                             ===================  ===================

NET INCOME (LOSS)
Total net income for reportable segments                    $            397,301 $            818,165
Less minority interest for Partnership                                    22,284               22,753
Plus net loss for Partnership (1)                                     (1,662,129)          (2,169,659)
                                                             -------------------  -------------------

     Total net loss                                         $         (1,287,112)$         (1,374,247)
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

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating expenses, real estate taxes and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight- lining,” cash collected for rent exceeded rental income by approximately $12,000, for the nine months ended September 30, 2004, and cash collected for rent was approximately equal to rental income for the nine months ended September 30, 2003. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and for tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

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

We consolidate certain properties that are also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2004, the estimated settlement value of these noncontrolling interests is approximately $555,000. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgage encumbering the properties been prepaid on September 30, 2004. Due to the inherent risks and uncertainties related to the operations and sale of real estate assets, among other things, the amount of any potential distribution to the noncontrolling interests is likely to change.

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our consolidated financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                             Three Months Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                                 Apartment
                                                 Communities       Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      2,537,550 $         196,573 $             -- $       2,734,123
Operating expenses and operating
  expenses - affiliated                              1,224,549            93,055               --         1,317,604
Depreciation and amortization                          589,219            53,740           20,423           663,382
Interest expense                                      (410,904)               (1)        (178,382)         (589,287)
Net income (loss)                                        8,407            24,400         (522,179)         (489,372)

                                                             Three Months Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                                    Apartment
                                                   Communities     Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      2,569,027 $         125,174 $             -- $       2,694,201
Operating expenses and operating
  expenses - affiliated                              1,078,923            73,199               --         1,152,122
Depreciation and amortization                          581,407            53,047           22,367           656,821
Interest expense                                      (217,316)               --         (414,208)         (631,524)
Net income (loss)                                      335,185           (15,071)        (684,048)         (363,934)

                                                             Nine Months Ended September 30, 2004
                                            -----------------------------------------------------------------------
                                                    Apartment
                                                   Communities     Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      7,488,417 $         517,451 $             -- $       8,005,868
Operating expenses and operating
  expenses - affiliated                              3,373,180           258,724               --         3,631,904
Depreciation and amortization                        1,762,896           161,987           65,155         1,990,038
Interest expense                                    (1,239,465)               (1)        (545,289)       (1,784,755)
Net income (loss)                                      377,640            19,661       (1,684,413)       (1,287,112)

                                                             Nine Months Ended September 30, 2003
                                            -----------------------------------------------------------------------
                                                    Apartment
                                                   Communities     Commercial       Partnership         Total
                                            -----------------------------------------------------------------------
Net revenues                                  $      7,769,900 $         383,437 $             -- $       8,153,337
Operating expenses and operating
  expenses - affiliated                              3,202,512           227,740               --         3,430,252
Depreciation and amortization                        1,738,190           153,134           67,100         1,958,424
Interest expense                                      (653,520)               --       (1,234,883)       (1,888,403)
Net income (loss)                                      858,416           (40,251)      (2,192,412)       (1,374,247)

During the nine months ended September 30, 2004, our operating results have been negatively impacted by the expenses related to our proposed merger. Apartment community net revenues have decreased due to a decrease in average rent per unit. Commercial net revenues have increased slightly as a result of higher average occupancy. Operating expense and operating expenses — affiliated have not changed significantly. Real estate taxes have decreased due to decreased tax assessments at Willow Lake Apartments and Park Place Apartments Phase I, which were partially offset by an increased tax assessment at Plainview Point Office Center Phase III and by additional Plainview Point Office Center Phase III property tax that was contested in 2003, but overruled in 2004. Depreciation and interest expense have remained fairly constant.

Rental income and tenant reimbursements generated by our properties and joint ventures for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Properties
Sabal Park Apartments                                 $       500,657 $      445,023 $    1,451,993 $     1,431,544
Park Place Apartments Phase I                                 390,510        441,816      1,179,509       1,296,312
Willow Lake Apartments                                        514,345        535,401      1,544,645       1,670,225
Park Place Apartments Phase III                               385,893        381,071      1,139,145       1,145,328

Joint Venture Properties
(Ownership % on September 30, 2004)
Golf Brook Apartments (96.03%)                        $       746,145 $      765,716 $    2,173,125 $     2,226,491
Plainview Point Office Center Phase III (95.04%)              196,573        125,174        517,451         383,437

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III which has had low occupancy for an extended period of time. Plainview Point Office Center Phase III has leased approximately 8,300 square feet to a tenant who is expected to move in November 1, 2004. This will bring the building occupancy to 91%.

The occupancy levels at our properties and joint ventures as of September 30, 2004 and 2003 were as follows:

                                                                             September 30,
                                                               -----------------------------------------
                                                                      2004                   2003
                                                               ------------------     ------------------
Wholly-Owned Properties
Sabal Park Apartments                                                 97%                    88%
Park Place Apartments Phase I                                         88%                    94%
Willow Lake Apartments                                                85%                    86%
Park Place Apartments Phase III                                       92%                    88%

Joint Venture Properties
(Ownership % on September 30, 2004)
Golf Brook Apartments (96.03%)                                        99%                    97%
Plainview Point Office Center Phase III (95.04%)                      78%                    52%

We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III which has had low occupancy for an extended period of time. Plainview Point Office Center Phase III has leased approximately 8,300 square feet to a tenant who is expected to move in November 1, 2004. This will bring the building occupancy to 91%.

The average occupancy levels at our properties and joint ventures for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                       -------------------------------     --------------------------------
                                                           2004              2003              2004               2003
                                                       -------------     -------------     -------------      -------------
Wholly-Owned Properties
Sabal Park Apartments                                       97%               88%               96%                93%
Park Place Apartments Phase I                               87%               94%               82%                89%
Willow Lake Apartments                                      86%               85%               86%                86%
Park Place Apartments Phase III                             92%               91%               91%                93%

Joint Venture Properties
(Ownership % on September 30, 2004)
Golf Brook Apartments (96.03%)                              98%               96%               95%                93%
Plainview Point Office Center Phase III (95.04%)            78%               50%               70%                49%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where there has been a protracted period for the property to become sufficiently leased again. We have a signed agreement with a tenant to lease approximately 8,300 square feet with an expected move in date of November 1, 2004. This will bring Plainview Point Office Center Phase III’s occupancy to 91%.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ending September 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements were approximately $2,734,000 and $8,006,000 for the three and nine months ended September 30, 2004, as compared to approximately $2,694,000 and $8,153,000 for the three and nine months ended September 30, 2003, respectively.

The decrease for the nine months ended September 30, 2004 is not a significant change, however, there are significant offsetting changes between our reporting segments. The decrease of approximately $147,000, or 2%, for the nine month period is made up of a net decrease in apartment community rental income as the result of decreased average rent per unit at Park Place Apartments Phase I, Willow Lake Apartments and Golf Brook Apartments and decreased average occupancy at Park Place Apartments Phase I, partially offset by increased average occupancy at Sabal Park Apartments. The decrease is partially offset by an increase in commercial rental income at Plainview Point Office Center Phase III as the result of increased average occupancy.

The increase of approximately $40,000, or 1%, for the three month period is not a significant change, however, there are significant offsetting changes between our reporting segments. Commercial rental income increased by approximately $70,000, which was offset by an approximately $30,000 decrease in rental income at our apartment communities, all of which were driven by occupancy changes.

Operating Expenses and Operating Expenses – Affiliated

Operating expenses for the three months ended September 30, 2004 and 2003 were approximately $918,000 and $780,000, respectively. The increase of approximately $138,000, or 18% is primarily due to an increase in 1) landscaping costs at Golf Brook Apartments and Sabal Park Apartments, 2) repairs and maintenance costs at all of the underlying properties and 3) bad debt expense at Park Place Apartments Phase III. The increase is partially offset by a decrease in bad debt expense at Golf Brook Apartments, Sabal Park Apartments and Willow Lake Apartments.

Operating expenses did not change significantly between the nine months ended September 30, 2004 and 2003. There are no offsetting material changes.

Our operating expenses – affiliated did not change significantly between the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Real Estate Taxes

Real estate taxes were approximately $187,000 and $410,000 for the three and nine months ended September 30, 2004, as compared to approximately $235,000 and $853,000 for three and nine months ended September 30, 2003. The decrease of approximately $48,000, or 20%, and $443,000, or 52%, is primarily due to decreased tax assessments at Willow Lake Apartments, Golf Brook Apartments and Sabal Park Apartments. We received notice of increased tax assessments in 2003 and retained a consultant to negotiate a reduction of the assessments. For 2003, we accrued property tax expense according to the assessed rate not at the anticipated reduced rate. During the first and third quarters of 2004, we received notices of the reduction of the assessments and were able to adjust the periodic expense accordingly. We have not recorded a gain contingency for any property tax over-payments refunded in 2004. The decrease was partially offset by an increased tax assessment for our commercial property, Plainview Point Office Center Phase III. Based on the recommendation of our consultant, we did not try to appeal the increased tax assessment at Plainview Point Office Center Phase III. The decrease for the nine months ended September 30, 2004 as compared to 2003 was also partially offset by additional Plainview Point Office Center Phase III property tax that was contested in 2003, but overruled in 2004.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Professional and administrative expenses were approximately $200,000 and $731,000 for the three and nine months ended September 30, 2004, as compared to approximately $150,000 and $579,000 for the three and nine months ended September 30, 2003. The increase of approximately $50,000, or 33%, and $152,000, or 26% is primarily the result of increased legal and professional fees related to our proposed merger. The increase is partially offset by a decrease in legal and professional fees related to litigation filed by limited partners. See Item 1 – Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Professional and administrative expenses – affiliated were approximately $116,000 and $325,000 for the three and nine months ended September 30, 2004, as compared to $93,000 and $296,000 for the three and nine months ended September 30, 2003. The increase of approximately $23,000, or 25%, and $29,000, or 10% is primarily the result of additional staff and annual salary increases.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses — affiliated consisted of approximately the following for the periods presented:

                                                                        Nine Months Ended
                                                                          September 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Finance                                                      $           110,000 $           85,000
Accounting                                                               115,000             99,000
Investor Relations                                                        49,000             57,000
Human Resources                                                           23,000             24,000
Overhead                                                                  28,000             31,000
                                                              ------------------  -----------------

Total                                                        $           325,000 $          296,000
                                                              ==================  =================

Depreciation and Amortization Expense

Our depreciation and amortization expenses did not change significantly between the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly between the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Loss on Disposal of Assets

Loss on disposal of assets was approximately $5,000 and $10,000 for the three and nine months ended September 30, 2004, as compared to $0 and $104,000 for the three and nine months ended September 30, 2003. The increase of approximately $5,000 for the three months ended September 30, 2004 is primarily due to retirements made in 2004 for HVAC replacements at Sabal Park Apartments before the assets were fully depreciated. The decrease of approximately $94,000, or 90%, for the nine months ended September 30, 2004 is primarily due to retirements made in 2003 for stair bracket replacements, security system installation and clubhouse renovation at Willow Lake apartments, partially offset by retirements made in 2004 for HVAC replacements at Sabal Park Apartments and computer and HVAC replacement at Willow Lake Apartments before the assets were fully depreciated.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2004 and 2003.

Cash flows provided by (used in):

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $           2,319,954 $            1,589,999
Investing activities                                                        (579,098)              (735,215)
Financing activities                                                      (1,623,932)            (1,535,404)
                                                                  ------------------    -------------------

     Net increase (decrease) in cash and equivalents           $             116,924 $             (680,620)
                                                                  ==================    ===================

Net cash provided by operating activities increased from approximately $1,590,000 for the nine months ended September 30, 2003 to approximately $2,320,000 for the nine months ended September 30, 2004. The increase was primarily driven by the change in accounts payable. The increased accounts payable includes amounts due for professional services related to our proposed merger and for affiliated payables related to our agreement with NTS Development Company (see Future Liquidity in this same section).

Net cash used in investing activities decreased from approximately $735,000 for the nine months ended September 30, 2003 to approximately $579,000 for the nine months ended September 30, 2004. The decrease in net cash used was primarily due to a decrease in capital expenditures at the apartment communities. Additions were made in 2003 for clubhouse renovation, a paving project and stair bracket replacements at Willow Lake Apartments. Additions made in 2004 were for roof replacements at Willow Lake apartments, HVAC replacements and golf carts at Golf Brook Apartments and Sabal Park Apartments and pool resurfacing at Golf Brook Apartments. The decrease at the apartment communities is partially offset by an increase in capital expenditures at our commercial property – Plainview Point Office Center Phase III. 2004 additions at Plainview Point Office Center Phase III included tenant finish and HVAC replacement. 2003 additions at Plainview Point Office Center Phase III included tenant finish only.

Net cash used in financing activities increased from approximately $1,535,000 for the nine months ended September 30, 2003 to approximately $1,624,000 for the nine months ended September 30, 2004. The increase was primarily the result of increased principal payments made in 2004, partially offset by a note payable in the amount of $19,216 obtained during the second quarter of 2004 for the purchase of four golf carts. See Item 1 — Note 7 for information regarding our mortgages and notes payable.

Due to the fact that no distributions were made during the nine months ended September 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

The primary source of future liquidity is expected to be cash from operations. It is anticipated that the cash flow from operations will be sufficient to meet our day to day working capital needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $242,266 on September 30, 2004.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of September 30, 2004, eight buildings at Willow Lake Apartments have had roofs replaced while no roofs have been replaced at Park Place Apartments Phase I. The total cost of replacing all of the remaining roofs is estimated to be approximately $846,000 ($30,000 per building for Willow Lake Apartments and $13,300 per building for Park Place Apartments Phase I).

The demand on future liquidity is also anticipated to increase as we continue our efforts in the leasing of Plainview Point Office Center Phase III. One tenant, who occupied 16,895 square feet or 27%, of the building, vacated its space on November 30, 2001. As a result of this vacancy there has been a protracted period for the property to become fully leased again. On April 16, 2004 a tenant took occupancy of approximately 10,800 square of Plainview Point Office Center Phase III, which brought the building up to 78% occupancy at September 30, 2004. On September 24, 2004 a tenant leased approximately 8,300 square feet of Plainview Point Office Center Phase III with an expected move in date of November 1, 2004. If this occurs, it will bring the building occupancy to 91% by the end of the year. The lease agreement provides for tenant finish estimated to cost approximately $101,000. Through September 30, 2004, approximately $7,000 of the total estimated cost has been incurred.

Over the next 12 months we have planned various building improvement and repair projects including: 1) exterior paint projects and seal coating and re-striping of the parking lots at Park Place Apartments Phases I and III; 2) security alarm replacement projects at Park Place Apartments Phase I and Plainview Point Office Center Phase III; 3) exterior light fixture replacement project and signage replacement at Willow Lake Apartments; 4) tenant finish and a front stair replacement project at Plainview Point Office Center Phase III and 5) HVAC replacements at Sabal Park Apartments and Golf Brook Apartments. The exterior painting of the buildings at Park Place Apartments Phases I and III is estimated to cost approximately $78,000 and $10,000, respectively. The seal coating and re-striping of the parking lots at Park Place Apartments Phases I and III is estimated to cost $40,000 and $28,000, respectively. The security alarm replacement at Park Place Apartments Phase I is estimated to cost approximately $50,000 and at Plainview Point Officer Center Phase III it is estimated to cost approximately $9,000. The exterior light fixture replacements and the signage replacements at Willow Lake Apartments are estimated to cost approximately $27,000 and $12,000, respectively. The tenant finish and the front stair replacement at Plainview Point Office Center Phase III is estimated to cost $32,000 and $10,000, respectively. The HVAC replacements at Sabal Park Apartments and Golf Brook Apartments are estimated to costs approximately $20,000 and $23,000, respectively.

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

We had no other material commitments for renovations or capital expenditures as of September 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $469,000 and $110,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”) into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate with the exception of a note payable of $400,000 that bears interest at the Prime Rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate note. A hypothetical 100 basis point increase in interest rates would result in an approximate $1,284,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in our internal controls over financial reporting during the nine months ended September 30, 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003.  At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

Reports on Form 8-K

We filed a Form 8-K on August 17, 2004, to inform investors of a mini-tender offer by CMG Partners, LLC to purchase their interests in NTS-Properties VI for $440 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on October 29, 2004 to announce that on October 25, 2004 and October 27, 2004, NTS Realty Holdings Limited Partnership (“NTS Realty”) filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4. NTS Realty filed the original Form S-4 on February 4, 2004, Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

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

Date: November 15, 2004